Form 10-Q
period 2008-05-31
TOP FLIGHT GAMEBIRDS, INC.
filed 2008-09-02
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

TOP FLIGHT GAME BIRDS, INC.
(Exact name of registrant as specified in Charter)

DELAWARE		20-8767223
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4746 Lewis Drive, Bartlesville, OK 74006
(Address of Principal Executive Offices)
_______________

(918) 333-2464
(Issuer Telephone number)
_______________

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 13, 2008:  24,200,000 shares of Common Stock.

Top Flight Game Birds, Inc.

FORM 10-Q

May 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

PART I – FINANCIAL INFORMATION
 Item 1. Financial  Statements

Top Flight Game Birds, Inc.
Balance Sheets
 (Unaudited)

	May 31, 2008	February 29, 2008
ASSETS:

Current assets:
Cash	$30,230	$61,250
Inventory	6,295	6,508
Prepaid expenses	3,760	-
Total current assets	40,285	67,758

Property and equipment, net of accumulated depreciation of $361 and $255, respectively	915	1,021
TOTAL ASSETS	$41,200	$68,779

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities
Accounts payable	$154	$-
TOTAL LIABILITIES	154	-

Stockholders’ Equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 24,200,000 shares issued and outstanding, respectively	24,200	24,200
Additional paid-in capital	68,300	66,200
Retained deficit	(51,454)	(21,621)
TOTAL STOCKHOLDERS’ EQUITY	41,046	68,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,200	$68,779

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Operations
For the Three Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007

Revenues	$5,196	$-
Cost of goods sold	5,710	-
Gross loss	(514)	-

Operating expenses:
General and administrative expense	29,213	7,590
Depreciation	106	255
Total operating expenses	29,319	7,845

Net loss	$(29,833)	$(7,845)

Per Share Data:
Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	24,200,000	20,000,000

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Cash Flow
For the Three Months Ended May 31, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net loss	$(29,833)	$(7,845)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expenses treated as contributed capital	2,100	2,100
Depreciation	106	255
Changes in operating assets and liabilities:
Prepaid expenses	(3,760)	-
Inventory	213	(458)
Accounts payable	154	-
Net cash used by operating activities	(31,020)	(5,948)

Cash flows from investing activities
Purchase of property and equipment	-	(1,276)

Cash flows from financing activities
Proceeds from sale of stock	-	40,000

Increase (decrease) in cash	(31,020)	32,776
Cash, beginning of period	61,250	-
Cash, end of period	$30,230	$32,776

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Notes to Financial Statements
(Unaudited)

Note 1: Summary of Significant Accounting Policies and Organization

Organization and Business

Top Flight Game Birds, Inc. was incorporated in Delaware on February 9, 2007 for the purpose of operating a commercial game bird facility. We are an agricultural producer principally involved in raising Bobwhite Quail. We sell primarily to seasonal hunters, commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The accompanying interim financial statements of Top Flight have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements as of and for the year ended February 29, 2008 and notes thereto contained in our Form S-1 filed on July 11, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended February 29, 2008, as reported in our Form S-1, have been omitted.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with original maturities of three months or less.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when quail are picked up by the purchaser.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Note 2:  Related Party Transactions

During the three months ended May 31, 2008 and 2007, our president contributed services and brooding facilities with a fair value of $1,500 and $600, respectively, in both periods. These non-cash expenses totaling $2,100 were treated as contributed capital in each period.

Note 3:  Commitments

Our principal office is in the office of one our vendors pursuant to a verbal agreement on a rent-free month-to-month basis.

Note 4:  Liquidity

We require additional capital to pursue our operating strategies.  To date, we have relied upon cash provided by financing activities to fund our capital requirements.  As of May 31, 2008, we had $30,230 in cash, $6,295 in inventory and $3,760 in prepaid quail which were delivered in June 2008.  We believe that we have sufficient liquidity through cash on hand and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the next 12 months.  However, there can be no assurance that our operating activities will generate sufficient cash in future periods to satisfy our capital requirements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information specifies certain forward-looking statements of management of the Company.  Forward-looking statements are statements that estimate the happening of future events are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

We were incorporated in the State of Delaware on February 9, 2007 for the purpose of raising and selling Quail in commercial quantities for use by seasonal hunters, hunting preserves, by field trials where hunting dogs compete against one another, by individuals who train hunting dogs and by individuals who buy Quail to restock the population of Quail on their land.  We buy our Quail as one day old chicks from a commercial hatchery and raise them for resale beginning at the age of 14 weeks.  We are raising approximately 10,000 Quail annually to the age of 14 weeks.

Plan of Operations

During the next twelve to thirty-six months, we expect to take the following steps in connection with the further growth of our business and the implementation of our plan of operations:

Stage One – Corporate Formation/ volume 10,000 flight conditioned Quail

We are presently in our first stage of growth.  This phase is estimated to be completed in the next twelve months.  During this time, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully raising 10,000 mature flight conditioned Quail.

This phase of our growth is designed to attract a modest level of business aimed at reaching a breakeven point and to create customer awareness of the Company as a quality commercial game bird company.  The budget for the next twelve (12) months of operation is estimated to be $36,000, which is being provided by our founding principal and shareholders.  A breakdown of the estimated costs for our next 12 months of operation are as follows:

• Chicks	$7,500
• Feed	12,000
• Propane	500
• Electricity	1,000
• Legal and Accounting	10,000
• Marketing	5,000
$36,000

Revenues are expected to be minimal as the volume of Quail raised during this initial stage of operation is low.

Markups are determined strictly by us, and we will change our markups from time to time to adjust to market conditions.  In an attempt to maximize revenues, we plan to feature healthy good flying Quail at a fair market value.  Marketing in our first stage is planned to primarily be through attending National Shoot to Retrieve Field Trials, word–of–mouth to business associates, family and social acquaintances.  We expect to operate at a loss during our initial growth/operating period.

Office space, brooder, flight pens, and administrative services will be provided by our sole officer and director, Rhonda Heskett.  Our founding principal will be the Company’s only officer, and she will provide the resources to execute our plans in this phase of operation.  No salary is planned to be paid to the founding principal or any other employees until the Company has completed growth stage two and has sufficient cash flow from operations.

For customer service and sales, we plan to utilize a single local cellular telephone number provided and operated by our sole officer and director, Rhonda Heskett.  Orders can be taken 24 hours a day via voicemail. Customer service is expected to be minimal during this stage due to the volume of Quail being raised.

Stage Two – Increasing the volume of Quail raised

Contingent on the successful completion of stage one, we plan to aggressively expand our operation and business.  This phase of growth is planned to be completed in 12 to 18 months.  Our expansion would be accomplished by increasing the number of Quail raised per year to a total of 20,000.  This would be twice the amount of Quail raised in stage one.

Revenues and earnings are anticipated to rise significantly during stage two as, (1) marketing funds would be expended to draw customers to our Quail and services, (2) our ability to raise twice as many Quail would generate additional revenues and allow for a high volume of sales.  Working capital requirements are estimated to be approximately $63,250 and would be allocated as follows:

• Chicks	$15,000
• Feed	24,000
• Propane	750
• Electricity	1,500
• Legal and Accounting	12,000
• Marketing	5,000
• Modification of existing facilities	5,000
$63,250

We are currently in the first stage of our growth period.  We intend to raise 10,000 Quail per year until we have established sufficient demand to increase our production numbers.  Once we have sufficient demand, we will enter into stage two of our growth.  Because our facilities can be easily modified to raise an additional 10,000 Quail per year, we do not foresee the need to raise additional capital.  We plan to pay for stage two modifications from revenues derived from the successful completion of stage one.

Marketing

We plan to market our products through existing relationships with members of the National Shoot to Retrieve Association and other known hunting clubs and shooting preserves.  We also sponsor and participate in Shoot to Retrieve Field Trials using the Top Flight Game Bird name.  Nearly all participants at these events purchase Quail to train their dogs from commercial game breeders.  As our capacity to raise more Quail increases, we plan to advertise in various magazines targeted to the upland game hunter.

Strategy

We plan to seize the opportunity to develop a successful commercial game bird company by providing the proper technology, marketing, capital, and game bird-experienced management to implement our plan.  Initially, capital has been provided by our founding principals and shareholders to fund initial startup costs.  Subsequently, funds to finance growth and working capital are planned to be provided by the sale of our Quail.  As the demand for our product increases we plan to modify our facilities to brood and raise additional Quail to meet the demand.

Product and Services

Our game bird suppliers will be hatcheries that are members of National Poultry Improvement Plan, NPIP and/or North American Game Bird Association.  This will help ensure but not guarantee healthy chicks.

Our target buyers will be seasonal hunters, hunting preserves, field trial stock, private individuals who buy live Quail to train bird dogs, and private individuals who buy Quail to restock the population on their land.

Our core products will be:

Flight-Conditioned Quail
Mature/Restocking Age Quail

Competition

Coupled with the decline in population of the wild Quail and the increase of interest in the hunting dog field trial competitions, there is opportunity for game bird breeders to grow and prosper.

Although the game bird industry is dominated by breeders with years of experience and large variety of services, we see an opportunity in a market for a one-stop game bird company, equipped with the proper technology, marketing and management to generate significant revenues and investor returns.  Unlike many major game bird competitors, our game bird farm is centrally located in the heart of Quail country.

Employees

Ms. Heskett is currently our only employee, and we will depend on her ability to execute our plan through our initial growth stage.  Specifically, no salaried employees will be engaged during this period.  Moreover, no salary is planned to be paid to the founding principal or any other employees until cash flow operations allow it in subsequent growth stages.

Limited Operating History

We have generated a limited time of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

Results of Operations

We had minimal operating income from inception through May 31, 2008. For the quarter ended May 31, 2008, we recognized a net loss of $29,833 and for the period from inception through May 31, 2008, we recognized a net loss of $51,454. Expenses for the quarter were comprised of costs mainly associated with legal and professional fees related to the filing of our registration statements.

Capital Resources and Liquidity

As of May 31, 2008, we had $30,230 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses.  Cash on hand has been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan.  We believe that we have sufficient liquidity through cash on hand and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the next twelve months.  However, there can be no assurance that our operating activities will generate sufficient cash in future periods to satisfy our capital requirements.

 Recent Accounting Pronouncements

We do not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s sole officer and director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the president, the president and sole director concluded that the Company’s disclosure controls and procedures are not effective.  Through the use of external consultants, the company believes that the financial statements and the other information presented herewith are materially correct.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s sole officer and director does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and the other information in this Prospectus before investing in our common stock.  If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.  Please note that throughout this Prospectus, the words “we”, “our” or “us” refer to the Company and not to the selling stockholders.

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Delaware on February 9, 2007.  We have no significant assets, limited financial resources and minimal revenues to date.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate.  Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF RHONDA HESKETT, OUR SOLE OFFICER AND DIRECTOR.  WITHOUT HER CONTINUED SERVICE, WE MAY BE FORCED TO INTERRUPT OR EVENTUALLY CEASE OUR OPERATIONS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Rhonda Heskett, our sole officer and director.  We currently do not have an employment agreement with Ms. Heskett.  The loss of her service could have a material adverse effect on our business, financial condition, or results of operation.

OUR CHIEF EXECUTIVE OFFICER AND EMPLOYEE, RHONDA HESKETT, HAS LIMITED EXPERIENCE MANAGING PUBLIC COMPANIES.

Ms. Heskett, our Chief Executive Officer and Director, has only limited experience managing public companies.

WE DO NOT PRESENTLY HAVE IN PLACE AN EMPLOYMENT AGREEMENT WITH RHONDA HESKETT, OUR CHIEF EXECUTIVE OFFICER.

We presently do not have in place an employment agreement with Rhonda Heskett, our Chief Executive Officer.  Should the Company no longer be able to secure the services of Ms. Heskett, the loss could have a material adverse effect on our business, financial condition or results of operation.

Ms. Heskett is not currently receiving any compensation for her work as an officer for the Company.  Ms. Heskett does not intend to take any form of salary until the Company’s annual revenues reach substantial levels, at which time a reasonable salary shall be determined.  Based upon the Company’s growth status, Ms. Heskett is not expected to take a salary for the foreseeable future.

WE HAVE NO PLANS TO PAY DIVIDENDS.

To date, we have paid no cash dividends on our common shares.  For the foreseeable future, earnings generated from our operation will be retained for use in our business and not to pay dividends.

THE OFFERING PRICE OF THE SHARES SHOULD NOT BE USED AS AN INDICATOR OF THE FUTURE MARKET PRICE OF THE SECURITIES. THEREFORE, THE OFFERING PRICE BEARS NO RELATIONSHIP TO THE ACTUAL VALUE OF THE COMPANY, AND MAY MAKE OUR SHARES DIFFICULT TO SELL.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.01 for the shares of common stock was determined based on the price paid by the selling shareholders in our private offering.  The facts considered in determining the offering price were our financial condition and prospects, our limited operating history and the general condition of the securities market.  The offering price bears no relationship to the book value, assets or earnings of the Company or any other recognized criteria of value.  The offering price should not be regarded as an indicator of the future market price of the securities.

OUR REVENUES AND EARNINGS ARE ESPECIALLY SENSITIVE TO WEATHER AND DISEASES THAT ARE OUT OF OUR CONTROL.

Our results of operations are dependent upon the number of flight-conditioned Quail that are raised to mature Quail, and the demand for them.  Our revenues and earnings are especially sensitive to events that affect the health of the Quail.  A number of factors could result in an overall decline in the number of Quail raised from just hatched to a fully mature Quail such as weather conditions, predators, and avian diseases.

THE COMMERCIAL WILD GAME BIRD INDUSTRY IS SUBJECT TO QUARTERLY FLUCTUATIONS CAUSED BY HAVING A SIGNIFICANT DEATH LOSS WHICH WOULD HAVE A NEGATIVE EFFECT ON OUR QUARTERLY RESULTS OF OPERATIONS.

The commercial wild game bird industry is subject to quarterly fluctuations caused by having a significant death loss.  It is anticipated that net revenues and net income will generally be higher during the field trial seasons.  Our quarterly results of operations may also be subject to fluctuations as a result of the populations of wild Quail, and extreme weather conditions

BECAUSE RHONDA HESKETT OWNS MORE THAN 50% OF OUR OUTSTANDING COMMON STOCK AFTER THIS OFFERING AND WILL BE ABLE TO DECIDE WHO WILL BE OUR DIRECTORS, YOU MAY NOT BE ABLE TO ELECT OUR DIRECTORS.

Rhonda Heskett owns approximately 83% of our common stock.  Accordingly, for as long as she continues to own more than 50% of our common stock, she will be able to elect our entire board of directors, control all matters that require a stockholder vote (such as mergers, acquisitions and other business combinations) and exercise a significant amount of influence over our management and operations.  This concentration of ownership could result in a reduction in value to the common shares you own because of the ineffective voting power, and could have the effect of preventing us from undergoing a change of control in the future.

WHILE NO CURRENT LAWSUITS ARE FILED AGAINST THE COMPANY, THE POSSIBILITY EXISTS THAT A CLAIM OF SOME KIND MAY BE MADE IN THE FUTURE.

While no current lawsuits are filed against us, the possibility exists that a claim of some kind may be made in the future.  We currently have no plan to purchase liability insurance and we currently lack the resources to purchase such insurance.

THERE IS NO ASSURANCE OF A PUBLIC MARKET OR THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There is no established public trading market for our common stock.  Our shares are not and have not been listed or quoted on any exchange or quotation system.  There can be no assurance that a market maker will agree to file the necessary documents with the Financial Industry Regulatory Authority, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

OUR COMMON STOCK IS CONSIDERED A PENNY STOCK, WHICH IS SUBJECT TO RESTRICTIONS ON MARKETABILITY, SO YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks.  These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)            Exhibits

31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Top Flight Game Birds, Inc

Date: September 2, 2008	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer