Form 10-Q
period 2008-08-31
TOP FLIGHT GAMEBIRDS, INC.
filed 2008-10-15
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of October 15, 2008:  24,200,000 shares of Common Stock.

Top Flight Game Birds, Inc.

FORM 10-Q

August 31, 2008

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	14
Item 1A	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

SIGNATURES		14

PART I – FINANCIAL INFORMATION

Top Flight Game Birds, Inc.
Balance Sheets
(Unaudited)

	August 31, 2008	February 29, 2008

Current assets:
Cash	$10,674	$61,250
Inventory	6,752	6,508
Total current assets	17,426	67,758

Property and equipment, net of accumulated depreciation of $467 and $255, respectively	809	1,021
TOTAL ASSETS	$18,235	$68,779

Current liabilities
Accounts payable	$3,837	$-
TOTAL LIABILITIES	3,837	-

Stockholders’ Equity:
Preferred stock, $.001 par value per shares, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 24,200,000 shares issued and outstanding	24,200	24,200
Additional paid-in capital	68,300	66,200
Retained deficit	(78,102)	(21,621)
TOTAL STOCKHOLDERS’ EQUITY	14,398	68,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,235	$68,779

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Operations
For the Three Months and Six Months ended
August 31, 2008 and 2007
(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2008	2007	2008	2007

Revenues	$960	$855	$6,156	$855
Cost of goods sold	3,302	707	14,966	4,931
Gross income (loss)	(2,342)	148	(8,810)	(4,076)

Operating expenses:
General and administrative expense	26,300	3,473	49,559	6,839
Depreciation	106	-	212	255
Total operating expenses	26,406	3,473	49,771	7,094

Net loss	$(28,748)	$(3,325)	$(58,581)	$(11,170)

Per Share Data:
Net loss per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and fully diluted	24,200,000	20,000,000	24,200,000	20,000,000

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Cash Flow
For the six months ended August 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(58,581)	$(11,170)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash expenses treated as contributed capital	4,200	4,200
Depreciation	212	255
Changes in operating assets and liabilities:
Accounts receivable	-	40,000
Inventory	(244)	(4,323)
Accounts payable	3,837	-
Net cash provided (used) by operating activities	(50,576)	28,962

Cash flows from investing activities:
Purchase of property and equipment	-	(1,276)

Increase (decrease) in cash and equivalents	(50,576)	27,686
Cash and equivalents, beginning of year	61,250	-
Cash and equivalents, end of year	$10,674	$27,686

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Notes to Unaudited Financial Statements
August 31, 2008

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

Interim Financial Statements

The accompanying interim financial statements of Top Flight have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements as of and for the year ended February 29, 2008 and notes thereto contained in our S-1 filed on July 11, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 29, 2008, as reported in the Company’s Form S-1, have been omitted.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This typically occurs when quail are picked up by the purchaser.

Basic and Diluted Net Income per Share

Basic and diluted net loss per share calculations are presented in accordance with Statement of Financial Accounting Standards No. 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Note 2:  Going Concern

Top Flight’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative operating losses through August 31, 2008 of $78,102.

Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues would enable Top Flight to continue as a going concern. There can be no assurance that Top Flight can or will be able to complete any debt or equity financing. Top Flight’s financial statements do not include any adjustments that might result from the outcome of this uncertainty. These factors raise substantial doubt regarding Top Flight’s ability to continue as a going concern.

Note 3:  Related Party Transactions

During the six months ended August 31, 2008 and 2007, our president contributed services and brooding facilities with a fair value of $3,000 and $1,200, respectively in each period. These non-cash expenses totaling $4,200 each period were treated as contributed capital in each period.

Note 4:  Commitments

Our principal office is in the office of one of our vendors pursuant to a verbal agreement on a rent-free month-to-month basis.

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

Results of Operations

Six months ended August 31, 2008 compared with the six months ended August 31, 2007

Revenues were $6,156 for the six months ended August 31, 2008 compared with revenue of $855 for the six months ended August 31, 2007. The increase of $5,301 was the result of sales commencing in the second quarter of 2007.

Cost of goods sold were $14,966 for the six months ended August 31, 2008 compared with $4,931 for the six months ended August 31, 2007 resulting in an increase in expense of $10,035. The increase was primarily due to the increased level of sales and to higher than expected deaths of birds in both periods.

General and administrative expenses for the six months ended August 31, 2008 were $49,559 compared with $6,839 for the six months ended August 31, 2007. Costs in the 2008 period include professional fees of approximately $28,200 related to reporting requirements. Comparable costs in the 2007 period were approximately $100. Included in general and administrative costs in the 2008 period were costs of approximately $5,200 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.

Net loss was $58,581 for the six months ended August 31, 2008 compared with a net loss of $11,170 for the six months ended August 31, 2007 resulting in an increase of $47,411. The increase in the net loss was primarily the result of higher than expected death losses and higher general and administrative expenses.

Three months ended August 31, 2008 compared with the three months ended August 31, 2007

Revenues were $960 for the three months ended August 31, 2008 compared with revenue of $855 for the three months ended August 31, 2007 resulting in no significant change.

Cost of goods sold were $3,302 for the three months ended August 31, 2008 compared with $707 for the three months ended August 31, 2007 resulting in an increase in expense of $2,595. The increase was primarily due to higher than expected deaths of birds in the three months ended August 31, 2008.

General and administrative expenses for the three months ended August 31, 2008 were $26,300 compared with $3,473 for the three months ended August 31, 2007. Costs in the 2008 period include professional fees of approximately $13,300 related to reporting requirements compared to no such costs in the 2007 period. Included in general and administrative costs in the 2008 period were costs of approximately $2,500 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.

Net loss was $28,748 for the three months ended August 31, 2008 compared with a net loss of $3,325 for the three months ended August 31, 2007 resulting in an increase of $25,423. The increase in the net loss was primarily the result of higher than expected death losses and higher general and administrative expenses.

Plan of Operations

During the next twelve to thirty-six months, we expect to take the following steps in connection with the further growth of our business and the implementation of our plan of operations:

Stage One – Corporate Formation/ volume 10,000 flight conditioned Quail

We are presently in our first stage of growth. This phase is estimated to be completed in the next six months. During this time, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully raising 10,000 mature flight conditioned Quail.

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

Capital Resources and Liquidity

As of August 31, 2008, we had $10,674 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash on hand has been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan. We believe that we have sufficient liquidity through cash on hand and cash flows from operating activities to fund our cash requirements for existing operations and capital expenditures for the next twelve months. However, there can be no assurance that our operating activities will generate sufficient cash in future periods to satisfy our capital requirements.

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2008 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)            Exhibits

31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Top Flight Game Birds, Inc

Date: October 15, 2008	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer