Form 10-Q
period 2008-11-30
TOP FLIGHT GAMEBIRDS, INC.
filed 2009-01-14
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

TOP FLIGHT GAME BIRDS, INC.
(Exact name of registrant as specified in Charter)

DELAWARE	333-152286	20-8767223
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of January 8, 2009:  24,200,000 shares of Common Stock.

Top Flight Game Birds, Inc.

FORM 10-Q

November 30, 2008

INDEX

PART I – FINANCIAL INFORMATION

Top Flight Game Birds, Inc.
Balance Sheets
(Unaudited)

	November 30, 2008	February 29, 2008

Current assets:
Cash	$590	$61,250
Accounts receivable	1,355	-
Inventory	1,437	6,508
Total current assets	3,382	67,758

Property and equipment, net of accumulated depreciation of $573 and $255, respectively	703	1,021
TOTAL ASSETS	$4,085	$68,779

Current liabilities
Accounts payable	$10,272	$-
TOTAL LIABILITIES	10,272	-

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value per shares, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 24,200,000 shares issued and outstanding	24,200	24,200
Additional paid-in capital	72,500	66,200
Retained deficit	(102,887)	(21,621)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(6,187)	68,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,085	$68,779

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Operations
For the Three Months and Nine Months Ended
November 30, 2008 and 2007
(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2008	2007	2008	2007

Revenues	$7,503	$7,163	$13,659	$8,018
Cost of goods sold	7,913	5,562	22,789	10,493
Gross income (loss)	(410)	1,601	(9,220)	(2,475)

Operating expenses:
General and administrative expense	22,169	6,448	71,728	13,287
Depreciation	106	-	318	255
Total operating expenses	22,275	6,448	72,046	13,542

Net loss	$(22,685)	$(4,847)	$(81,266)	$(16,017)

Per Share Data:
Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding - basic and diluted	24,200,000	20,000,000	24,200,000	20,000,000

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Cash Flow
For the nine months ended November 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(81,266)	$(16,017)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash expenses treated as contributed capital	6,300	6,300
Depreciation	318	255
Changes in operating assets and liabilities:
Accounts receivable	(1,355)	40,000
Inventory	5,071	(5,224)
Accounts payable	10,272	-
Net cash provided by (used in) operating activities	(60,660)	25,314

Cash flows from investing activities:
Purchase of property and equipment	-	(1,276)
Net cash used in investing activities	-	(1,276)

Increase (decrease) in cash	(60,660)	24,038
Cash, beginning of period	61,250	-
Cash, end of period	$590	$24,038

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Notes to Unaudited Financial Statements
November 30, 2008

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

Note 2:  Going Concern

Top Flight’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative operating losses through November 30, 2008 of $102,887.

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

Note 3:  Related Party Transactions

During the nine months ended November 30, 2008 and 2007, our president contributed services and brooding facilities with a fair value of $4,500 and $1,800, respectively in each period. These non-cash expenses totaling $6,300 each period were treated as contributed capital in each period.

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

Results of Operations

Three months ended November 30, 2008 compared with the three months ended November 30, 2007

Revenues were $7,503 for the three months ended November 30, 2008 compared with revenue of $7,163 for the three months ended November, 2007 resulting in no significant change.

Cost of goods sold were $7,913 for the three months ended November 30, 2008 compared with $5,562 for the three months ended November 30, 2007 resulting in an increase in expense of $2,351. The increase was primarily due to higher than expected deaths of birds in the three months ended November 30, 2008.

General and administrative expenses for the three months ended November 30, 2008 were $22,169 compared with $6,448 for the nine months ended November 30, 2007. Costs in the 2008 period include professional fees of approximately $15,633 related to reporting requirements compared to no such costs in the 2007 period. Included in general and administrative costs in the 2008 period were costs of approximately $1,146 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.

Net loss was $22,685 for the three months ended November 30, 2008 compared with a net loss of $4,847 for the three months ended November 30, 2007 resulting in an increase of $17,838. The increase in the net loss was primarily the result of higher than expected death losses and higher general and administrative expenses.

Nine months ended November 30, 2008 compared with the nine months ended November 30, 2007

Revenues were $13,659 for the nine months ended November 30, 2008 compared with revenue of $8,018 for the nine months ended November 30, 2007. The increase of $5,641 was the result of sales commencing in the second quarter of 2007.

Cost of goods sold were $22,789 for the nine months ended November 30, 2008 compared with $10,493 for the nine months ended November 30, 2007 resulting in an increase in expense of $12,296. The increase was primarily due to the increased level of sales and to higher than expected deaths of birds.

General and administrative expenses for the nine months ended November 30, 2008 were $71,728 compared with $13,287 for the nine months ended November 30, 2007. Costs in the 2008 period include professional fees of approximately $43,976 related to public company reporting requirements. Comparable costs in the 2007 period were approximately $100. Included in general and administrative costs in the 2008 period were costs of approximately $5,705 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.

Net loss was $81,266 for the nine months ended November 30, 2008 compared with a net loss of $16,017 for the nine months ended November 30, 2007 resulting in an increase of $65,249. The increase in the net loss was primarily the result of higher than expected death losses and higher general and administrative expenses.

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

Capital Resources and Liquidity

As of November 30, 2008, we had $590 in cash and therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses. Cash on hand has been sufficient to cover expenses involved in starting our business. We will require additional funds to continue to implement and expand our business plan. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The potential proceeds from the sale of common stock and other contemplated debt and equity financing, and increases in operating revenues would enable Top Flight to continue as a going concern. There can be no assurance that our operating activities will generate sufficient cash in future periods to satisfy our capital requirements.

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

Item 4.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2008 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Item 6. Exhibits

(a)        Exhibits

31.1     Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1     Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Top Flight Game Birds, Inc

Date: January 14, 2009	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer