Form 10-K
period 2009-02-28
TOP FLIGHT GAMEBIRDS, INC.
filed 2009-06-09
CIK 1439434

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.

TOP FLIGHT GAME BIRDS, INC.
(Name of registrant in its charter)

Delaware	20-8767223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4746 Lewis Drive Bartlesville, Oklahoma	74006
(Address of principal executive offices)	(Zip Code)

918-333-2464
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

Number of shares of the registrant’s common stock outstanding as of May 28, 2009 was 24,200,000.

TABLE OF CONTENTS

PART I

Item 1. Business.

Top Flight Game Birds, Inc. was incorporated in Delaware on February 9, 2007, to enter the commercial game bird industry and establish a large scale commercial game bird farm.  We raise Bobwhite Quail (“Quail”) to provide the needs of the commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

We are a commercial game bird grower, and we have planned that our growth period will be executed in two stages. We are currently in our initial stage and raising approximately 10,000 flight-conditioned Quail for sale annually.

Contingent on the successful completion of our initial growth stage, we plan to aggressively expand our operation and business by doubling the number of flight-conditioned Quail raised at our facility.

Background

We are presently in our first stage of growth.  This phase is estimated to be completed in the next twelve months.  During this first phase, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully raising approximately 10,000 mature flight conditioned Quail.

This phase of our growth is designed to attract a modest level of business aimed at reaching a breakeven point and to create customer awareness of the Company as a quality commercial game bird company. The budget for the next twelve (12) months of operation is estimated to be $36,000, which is being provided by our founding principal. A breakdown of the estimated costs for our next 12 months of operation are as follows:

Chicks	$7,500
Feed	12,000
Propane	500
Electricity	1,000
Legal and Accounting	10,000
Marketing	5,000
$36,000

Revenues are expected to be minimal as the volume of Quail raised during this initial stage of operation is low.

Prices are determined strictly by us, and we will change our prices from time to time to adjust to market conditions.  In an attempt to maximize revenues, we plan to feature healthy good flying Quail at a fair market value.  Marketing in our first stage is planned to primarily be through attending National Shoot to Retrieve Field Trials, word–of–mouth to business associates, family and social acquaintances.  We expect to operate at a loss during our initial growth/operating period.

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

Products and Services

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

Employees

Ms. Heskett is currently our only employee, and we will depend on her ability to execute our plan through our initial growth stage. Specifically, no salaried employees will be engaged during this period. Moreover, no salary is planned to be paid to the founding principal or any other employees until cash flows from operations allow it in subsequent growth stages.

Item 2. Properties.

Our property consists of office space located at 4746 Lewis Drive, Bartlesville, Oklahoma 74006 and Game Bird facilities located at CR 3550 Bartlesville, Oklahoma 74006.  Currently, this space is sufficient to meet our needs; however, if we expand our business to a significant degree beyond that contemplated in stage two, we will have to find a larger space for our office.

Item 3. Legal Proceedings.

There are no legal proceedings pending or threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “TOPG” since May 5, 2009. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders of Our Common Stock

As of February 28, 2009, we had 42 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6. Selected Financial Data.

Not applicable for smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are presently in our first stage of growth.  This phase is estimated to be completed in the next twelve months.  During this first stage, we are establishing our corporate existence as a publicly held corporation, raising initial capital, and successfully raising 10,000 mature flight conditioned Quail.

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

Chicks	$7,500
Feed	12,000
Propane	500
Electricity	1,000
Legal and Accounting	10,000
Marketing	5,000
$36,000

Revenues are expected to be minimal as the volume of Quail raised during this initial stage of operation is low.

Limited Operating History

We have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

Results of Operations

Year Ended February 28, 2009 Compared to Year Ended February 29, 2008

We had revenues of $35,659 for the year ended February 28, 2009 compared to $11,780 for the prior year.  Sales began late in the second quarter of the year ended February 29, 2008.  In addition, our level of sales has increased as we have been able to grow more birds to maturity.

For the year ended February 28, 2009, we had $6,093 gross profit compared to a loss of $4,835 in the prior year. The increase in gross profit was due to a much higher level of death losses during the year ended February 29, 2008 as compared to the year ended February 28, 2009.  During the year ended February 28, 2009, we were able to raise more birds to maturity in order to be sold.

Expenses for the year ended February 28, 2009 totaled $82,658. This compares to expenses of $16,786 for the prior year. This increase is due to added professional and other expenses related to being a public company.

Capital Resources and Liquidity

As of February 28, 2009, we had $21,333 in cash. Our general and administrative expenses are expected to average less than $2,000 per month for the next 12 months. Since inception, we have received a total of $82,000 from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $36,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of photo journal products and to cover our operating expenses.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Inventory

Quail inventories are stated at the lower of cost (first-in, first-out method) or market. We sold all of the quail raised during the fiscal year ended February 28, 2009, and we currently have no inventory.  We do not expect to purchase chicks for inventory purposes until July 2009.  Therefore, we do not expect to have inventory for resale until September 2009.

Revenue Recognition

Revenue is recognized in accordance with the criteria included in Staff Accounting Bulletins 101 and 104.  Revenue from the sale of game birds is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $98,186 at February 28, 2009, a net loss for the year ended February 28, 2009 of $76,565 and cash used for operations of $39,917 during the year ended February 28, 2009. This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, they begin to generate substantial revenue, their operations will be materially impacted by interest rates and market prices.

Item 8. Financial Statements and supplementary data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Top Flight Game Birds, Inc.
Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Top Flight Game Birds, Inc. as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders’ equity and cash flows for the years ended February 28, 2009 and February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of February 28, 2009 and February 29, 2008, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated losses from operations and has an accumulated deficit at February 28, 2009, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
May 29, 2009

TOP FLIGHT GAME BIRDS, INC.
BALANCE SHEETS

	February 28, 2009	February 29, 2008
ASSETS
Current assets:
Cash	$21,333	$61,250
Inventory	-	6,508
Total current assets	21,333	67,758

Property and equipment, net of depreciation of $679 and $255, respectively	597	1,021
TOTAL ASSETS	$21,930	$68,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,316	$-
TOTAL LIABILITIES	21,316	-

Stockholders’ equity:
Preferred stock, $0.001 par value per shares, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 24,200,000 shares issued and outstanding	24,200	24,200
Additional paid-in capital	74,600	66,200
Accumulated deficit	(98,186)	(21,621)
TOTAL STOCKHOLDERS’ EQUITY	614	68,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,930	$68,779

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Year ended February 28, 2009	Year ended February 29, 2008
Revenues	$35,659	$11,780
Cost of goods sold	29,566	16,615
Gross income (loss)	6,093	(4,835)

Operating expenses:
General and administrative expense	82,234	16,531
Depreciation	424	255
Total operating expenses	82,658	16,786
Net operating loss	(76,565)	(21,621)

Net loss	$(76,565)	$(21,621)

Per share data:
Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	24,200,000	20,011,475

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2007	20,000,000	$20.000	$	$-	$40,000

Shares issued for cash	4,200,000	4,200	37,800	-	42,000

Non-cash expenses treated as contributed capital	-	-	8,400	-	8,400

Net loss				(21,621)	(21,621)

Balance, February 29, 2008	24,200,000	24,200	66,200	(21,621)	68,779

Non-cash expenses treated as contributed capital	-	-	8,400	-	8,400

Net loss				(76,565)	(76,565)

Balance, February 28, 2009	24,200,000	$24,200	$74,600	$(98,186)	$614

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED FEBRUARY 28, 2009 and FEBRUARY 29, 2008

	Year ended February 28, 2009	Year ended February 29, 2008
Cash flows from operating activities:
Net loss	$(76,565)	$(21,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expenses treated as contributed capital	8,400	8,400
Depreciation	424	255
Changes in operating assets and liabilities:
Inventory	6,508	(6,508)
Accounts payable	21,316	-
Net cash used by operating activities	(39,917)	(19,474)

Cash flows from investing activities – Purchase of property and equipment	-	(1,276)

Cash flows from financing activities – Proceeds from sale of stock	-	82,000

Increase (decrease) in cash	(39,917)	61,250

Cash, beginning of year	61,250	-

Cash, end of year	$21,333	$61,250

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Inventories

Quail inventories are stated at the lower of cost (first-in, first-out method) or market. Purchased quail are carried at purchase cost plus costs of maintenance through the balance sheet date.

Furniture and Equipment

Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight line method over the estimated useful lives of the assets of five years.

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized.  Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.  This typically occurs when quail are picked up by the purchaser.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The differences are primarily differences in depreciation methods used for tax and reported for GAAP.  We provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss Per Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year.  Diluted net loss per share calculations include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current financial statement presentation.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements will have a material impact on our financial position or operating results.

NOTE 2         GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $98,186 as of February 28, 2009, a net loss for the year ended February 28, 2009 of $76,565, and cash used in our operations of $39,917 during the year ended February 28, 2009. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

NOTE 3         INVENTORY

Inventory consisted of the following:

	February 28, 2009	February 29, 2008
Quail	$-	$6,095
Feed		413
Total	$-	$6,508

NOTE 4         STOCKHOLDERS’ EQUITY

Common Stock Issued for Cash

On February 11, 2007, we issued 20,000,000 shares of common stock to our founder for a receivable of $40,000 ($0.002 per share).  The cash was later received during April 2007.

During February 2008, we issued 4,200,000 shares of common stock in a private placement for cash of $42,000 ($0.01 per share).

NOTE 5         RELATED PARTY TRANSACTIONS

During each of the years ended February 28, 2009 and February 29, 2008, our president contributed services and brooding facilities with a fair value of $6,000 and $2,400, respectively.  These non-cash expenses totaling $8,400 in each of the years ended February 28, 2009 and February 29, 2008 were treated as contributed capital.

NOTE 6         COMMITMENTS

Our principal office is in the office of one of our vendors pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 7         INCOME TAXES

Since inception, we have incurred net losses and, therefore, had no tax liability as of February 28, 2009 and February 29, 2008.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $76,500 at February 28, 2009 and will expire in the years 2028 to 2029.

At February 28, 2009 and February 29, 2008, the deferred tax assets consisted of the following:

	February 28,	February 29,
	2009	2008
Net operating losses	$30,450	$4,400
Less: valuation allowance	(30,450)	(4,400)
Net deferred tax asset	$–	$–

The change in the valuation allowance for the years ended February 28, 2009 and February 29, 2008 was $26,050 and $4,400, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

Our accountants are GBH CPAs, PC, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did  maintain effective internal control over financial reporting as of February 28, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and her age as of February 28, 2009, is as follows:

NAME	AGE	POSITION

Rhonda Heskett	36	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

RHONDA HESKETT. Rhonda Heskett has been our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since inception. Ms. Heskett has worked as a manager of a retail store in Bartlesville, Oklahoma, for the past 8 years where she oversaw 14 employees. Ms. Heskett also has trained hunting dogs for the past 5 years and has been active in the National Shoot to Retrieve Association (“NSTRA”) for the past 2 years. Ms. Heskett trained the NSTRA High Point Dog of the Year for 2007, 2008 and 2009. She also trained the dog that won the 2008 National Purina Top Performance Award. She has been the Chairman of over 50 field trials held in the State of Oklahoma over the last two years and attended several National events representing the State of Oklahoma. She is currently an Oklahoma Board Member in NSTRA and received the Presidential Presentation of Appreciation Award for the 2006-2007 year by the President of NSTRA.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended February 28, 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Compensation of Executive Officers: Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended February 28, 2009, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Rhonda Heskett	2008	-	-	-	-	-	-	-	-
President, Chief	2009	-	-	-	-	-	-	-	-
Executive Officer and Director

Option Grants Table

There were no individual grants or stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through February 28, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended February 28, 2009, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of February 28, 2009, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Rhonda Heskett	20,000,000	82.60%
	4746 Lewis Ave. Bartlesville, OK 74006

(1)	The percent of class is based on 24,200,000 shares of our common stock issued and outstanding as of May 28, 2009.

Item 13. Certain Relationships and Related Transaction, and Director Independence

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended February 28, 2009 and February 29, 2008 were approximately $24,000 and $14,000, respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended February 28, 2009 and February 29, 2008.

Tax Fees: There were no fees for tax services for the years ended February 28, 2009 and February 29, 2008.

All Other Fees: There were no fees billed for professional services other than those described above were for the years ended February 28, 2009 and February 29, 2008.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

14.1	Code of Ethics
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP FLIGHT GAME BIRDS, INC.

By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors June 9, 2009