Form 10-Q
period 2009-05-31
TOP FLIGHT GAMEBIRDS, INC.
filed 2009-07-15
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares outstanding of the Registrant’s common stock as of July 15, 2009 was 24,200,000 shares of common stock.

Top Flight Game Birds, Inc.
FORM 10-Q
May 31, 2009
INDEX

PART I – FINANCIAL INFORMATION

Top Flight Game Birds, Inc.
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2009	2009
ASSETS
Current assets
Cash	$259	$21,333
Inventory	1,300	-
Prepaid expenses	2,250	-
Total current assets	3,809	21,333

Property and equipment, net of accumulated depreciation of $785 and $679, respectively	491	597

Total assets	$4,300	$21,930

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,612	$21,316
Total liabilities	9,612	21,316

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000,000 shares authorized, 24,200,000 issued and outstanding	24,200	24,200
Additional paid-in capital	76,700	74,600
Accumulated deficit	(106,212)	(98,186)
Total stockholders’ equity (deficit)	(5,312)	614

Total liabilities and stockholders’ equity (deficit)	$4,300	$21,930

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Operations
For the Three Months Ended May 31, 2009 and 2008
(Unaudited)

	2009	2008

Revenues	$1,976	$5,196
Cost of goods sold	-	5,710
Gross profit (loss)	1,976	(514)

Expenses:
General and administrative expenses	9,896	29,213
Depreciation	106	106
Total operating expenses	10,002	29,319

Net loss	$(8,026)	$(29,833)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	24,200,000	24,200,000

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Statements of Cash Flows
For the Three Months Ended May 31, 2009 and 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,026)	$(29,833)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash expenses treated as contributed capital	2,100	2,100
Depreciation	106	106
Changes in operating assets and liabilities:
Prepaid expenses	(2,250)	(3,760)
Inventory	(1,300)	213
Accounts payable	(11,704)	154
NET CASH USED BY OPERATING ACTIVITIES	(21,074)	(31,020)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,074)	(31,020)
Cash and cash equivalents, beginning of period	21,333	61,250
Cash and cash equivalents, end of period	$259	$30,230

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.
Notes to Unaudited Financial Statements
May 31, 2009

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

Interim Financial Statements

The accompanying interim financial statements of Top Flight have been prepared without audit in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements as of and for the year ended February 28, 2009 and notes thereto contained in our Form 10-K filed on June 9, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 28, 2009, as reported in the Company’s Form 10-K, have been omitted.

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

Note 2:  Going Concern

Top Flight’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative operating losses through May 31, 2009 of $106,212.

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

Note 3:  Related Party Transactions

During the three months ended May 31, 2009 and 2008, our president contributed services and brooding facilities with a fair value of $1,500 and $600, respectively in each period. These non-cash expenses totaling $2,100 each period were treated as contributed capital in each period.

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

This phase of our growth is designed to attract a modest level of business aimed at reaching a breakeven point and to create customer awareness of the Company as a quality commercial game bird company.  The budget for the next twelve (12) months of operation is estimated to be $36,000, which is being provided by our founding principal and shareholders.  A breakdown of the estimated costs for our next 12 months of operation is as follows:

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

Results of Operations

Three months ended May 31, 2009 compared with the three months ended May 31, 2008

Revenues were $1,976 for the three months ended May 31, 2009 compared with revenue of $5,196 for the three months ended May 31, 2008.  The decrease of $3,220 was the result of lower inventory activity and higher than expected deaths of birds during the quarter ended May 31, 2009.

Cost of goods sold were $0 for the three months ended May 29, 2009 compared with $5,710 for the three months ended May 30, 2008 resulting in a decrease in costs of $5,710. The decrease was primarily due to the decreased level of sales during the quarter ended May 31, 2009.

General and administrative expenses for the three months ended May 31, 2009 were $9,896 compared with $29,213 for the three months ended May 31, 2008.  Expenses in the 2009 period include professional fees of approximately $7,796 related to reporting requirements compared to $15,000 in the 2008 period. Included in general and administrative costs in the 2008 period were costs of approximately $4,097 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.  There were no such comparable costs during the three month period ended May 31, 2009.

Net loss was $8,026 for the three months ended May 31, 2009 compared with a net loss of $29,833 for the three months ended May 31, 2008 reflecting a decrease of $21,807. The decrease in the net loss was primarily the result of lower general and administrative expenses.

Plan of Operations

Capital Resources and Liquidity

As of May 31, 2009, we had $259 in cash. Our operational and general and administrative expenses are expected to average $3,000 per month for the next 12 months. Since inception, we have received a total of $82,000 from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

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

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our products and to cover our operating expenses.

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

Inventory

Quail inventories are stated at the lower of cost (average cost method) or market.

Revenue Recognition

Revenue is recognized in accordance with the criteria included in Staff Accounting Bulletins 101 and 104.  Revenue from the sale of game birds is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2009 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company, has been threatened.

Item 1A. Risk Factors

Not applicable for smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

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

Top Flight Game Birds, Inc

Date: July 15, 2009	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer