Form 10-Q
period 2009-08-31
TOP FLIGHT GAMEBIRDS, INC.
filed 2009-10-15
CIK 1439434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑  No ☐

The number of shares outstanding of the Registrant’s common stock as of August 31, 2009 was 24,200,000 shares of common stock.

Top Flight Game Birds, Inc.

FORM 10-Q

August 31, 2009

INDEX

PART I – FINANCIAL INFORMATION

3

ITEM 1

FINANCIAL STATEMENTS

3

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  7

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

9

ITEM 4

CONTROLS AND PROCEDURES

9

PART II – OTHER INFORMATION

10

ITEM 1

LEGAL PROCEEDINGS

10

ITEM 1A

RISK FACTORS

10

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4

SUBMISSION OF MATTERS TOA VOTE OF SECURITY HOLDERS

10

ITEM 5

OTHER INFORMATION

10

ITEM 6

EXHIBITS

10

SIGNATURES

11

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Top Flight Game Birds, Inc.

Balance Sheets

(Unaudited)

	August 31,	February 28,
	2009	2009
ASSETS
Current assets
Cash	$241	$21,333
Inventory	3,550	-
Total current assets	3,791	21,333

Property and equipment, net of accumulated depreciation of $891 and $679, respectively	385	597

Total assets	$4,176	$21,930

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$11,795	$21,316
Total liabilities	11,795	21,316

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000,000 shares authorized, 24,200,000 issued and outstanding	24,200	24,200
Additional paid-in capital	78,800	74,600
Accumulated deficit	(110,619)	(98,186)
Total stockholders’ equity (deficit)	(7,619)	614

Total liabilities and stockholders’ equity (deficit)	$4,176	$21,930

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.

Statements of Operations

For the Three Months and Six Months ended

August 31, 2009 and 2008

(Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2009	2008	2009	2008

Revenues	$-	$960	$1,976	$6,156
Cost of goods sold	-	3,302	-	14,966
Gross income (loss)	-	(2,342)	1,976	(8,810)

Operating expenses:
General and administrative expense	4,301	26,300	14,197	49,559
Depreciation	106	106	212	212
Total operating expenses	4,407	26,406	14,409	49,771

Net loss	$(4,407)	$(28,748)	$(12,433)	$(58,581)

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding: Basic and diluted	24,200,000	24,200,000	24,200,000	24,200,000

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.

Statements of Cash Flows

For the Six Months Ended August 31, 2009 and 2008

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,433)	$(58,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses treated as contributed capital	4,200	4,200
Depreciation	212	212
Changes in operating assets and liabilities:
Inventory	(3,550)	(244)
Accounts payable	(9,521)	3,837
NET CASH USED IN OPERATING ACTIVITIES	(21,092)	(50,576)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,092)	(50,576)
Cash and equivalents, beginning of period	21,333	61,250
Cash and equivalents, end of period	$241	$10,674

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.

Notes to Unaudited Financial Statements

August 31, 2009

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

Note 2:  Going Concern

Top Flight’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative operating losses through August 31, 2009 of $110,619.

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

Note 3:  Related Party Transactions

During the six months ended August 31, 2009 and 2008, our president contributed services and brooding facilities with a fair value of $3,000 and $1,200, respectively, in each period. These non-cash expenses totaling $4,200 each period were treated as contributed capital in each period.

ITEM 2

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

Results of Operations

Six months ended August 31, 2009 compared with the six months ended August 31, 2008

Revenues were $1,976 for the six months ended August 31, 2009 compared with revenue of $6,156 for the six months ended August 31, 2008.  The decrease of $4,180 was the result of lower inventory activity during the six months ended August 31, 2009 and higher than expected deaths of birds during the first quarter of the current fiscal year.

Cost of goods sold were $0 for the six months ended August 31, 2009 compared with $14,966 for the six months ended August 31, 2008 resulting in a decrease in costs of $14,966. The decrease was primarily due to the decreased level of sales during the six months ended August 31, 2009. We wrote off all inventory as of February 28, 2009 which resulted in no cost of goods sold during the six months ended August 31, 2009.

General and administrative expenses for the six months ended August 31, 2009 were $14,197 compared with $49,559 for the six months ended August 31, 2008.  Expenses in the 2009 period include professional fees of approximately $9,979 related to reporting requirements compared to $28,200 in the 2008 period. Included in general and administrative costs in the 2008 period were costs of approximately $5,200 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.  There were no such comparable costs during the six month period ended August 31, 2009.

Net loss was $12,433 for the six months ended August 31, 2009 compared with a net loss of $58,581 for the six months ended August 31, 2008 reflecting a decrease of $46,148. The decrease in the net loss was primarily the result of lower general and administrative expenses.

Three months ended August 31, 2009 compared with the three months ended August 31, 2008

Revenues were $0 for the three months ended August 31, 2009 compared with revenue of $960 for the three months ended

August 31, 2008.  No inventory was sold during the three months ended August 31, 2009.

Cost of goods sold were $0 for the three months ended August 31, 2009 compared with $3,302 for the three months ended

August 31, 2008 resulting in a decrease in costs of $3,302. The decrease was primarily due to the decreased level of sales during the three months ended August 31, 2009.

General and administrative expenses for the three months ended August 31, 2009 were $4,301 compared with $26,300 for the three months ended August 31, 2008.  Expenses in the 2009 period include professional fees of approximately $2,183 related to reporting requirements compared to $13,300 in the 2008 period. Included in general and administrative costs in the 2008 period were costs of approximately $2,500 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.  There were no such comparable costs during the three month period ended August 31, 2009.

Net loss was $4,407 for the three months ended August 31, 2009 compared with a net loss of $28,748 for the three months ended August 31, 2008 reflecting a decrease of $24,341. The decrease in the net loss was primarily the result of lower general and administrative expenses.

Plan of Operations

Capital Resources and Liquidity

As of August 31, 2009, we had $241 in cash. Our operational and general and administrative expenses are expected to average $3,000 per month for the next 12 months. Since inception, we have received a total of $82,000 from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

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

8

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4

CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s sole officer and director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, in consideration of the fact that the Company has no employees besides the president, the president and sole director concluded that the Company’s disclosure controls and procedures are effective. Through the use of external consultants, the Company believes that the financial statements and the other information presented herewith are materially correct.

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2009 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

9

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company, has been threatened.

ITEM 1A

RISK FACTORS

Not applicable for smaller reporting company.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4

SUBMISSION OF MATTERS TOA VOTE OF SECURITY HOLDERS

None

ITEM 5

OTHER INFORMATION

None

ITEM 6

EXHIBITS

31

Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32

Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Top Flight Game Birds, Inc

Date: October 14, 2009	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer