Form 10-Q/A
period 2009-05-29
TOP FLIGHT GAMEBIRDS, INC.
filed 2009-11-05
CIK 1439434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

placeCityWASHINGTON, StateD.C. PostalCode20549

_______________

FORM 10-Q/A

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

TOP FLIGHT GAME BIRDS, INC.

(Exact name of registrant as specified in Charter)

placeStateDELAWARE	333-152286	20-8767223
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

country-regionStreet4746 Lewis Drive, country-regionBartlesville, country-regionOK country-region74006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock as of July 15, 2009 was 24,200,000 shares of common stock.

Top Flight Game Birds, Inc.

FORM 10-Q/A

May 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T.	Controls and Procedures	8

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

SIGNATURES

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

Top Flight Game Birds, Inc.

Statements of Operations

For the Three Months Ended May 31, 2009 and 2008

(Unaudited)

2009	2008

Revenues	$1,976	$5,196
Cost of goods sold	-	5,710
Gross profit (loss)	1,976	(514)

Expenses:
country-regionGeneral and administrative expenses	9,896	29,213
Depreciation	106	106
Total operating expenses	10,002	29,319

Net loss	$(8,026)	$(29,833)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	24,200,000	24,200,000

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

Top Flight Game Birds, Inc.

Notes to Unaudited Financial Statements

May 31, 2009

Note 1: Summary of Significant Accounting Policies and Organization

Organization and Business

Top Flight Game Birds, Inc. was incorporated in country-regioncountry-regionDelaware on February 9, 2007 for the purpose of operating a commercial game bird facility. We are an agricultural producer principally involved in raising Bobwhite Quail. We sell primarily to seasonal hunters, commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

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

Note 2:  Going Concern

Top Flight’s financial statements are prepared using country-regioncountry-regionUnited States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative operating losses through May 31, 2009 of $106,212.

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

Overview

Top Flight Game Birds, Inc. was incorporated in country-regioncountry-regionDelaware on February 9, 2007 for the purpose of operating a commercial game bird facility. We are an agricultural producer principally involved in raising Bobwhite Quail. We sell primarily to seasonal hunters, commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

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

country-regionGeneral and administrative expenses for the three months ended May 31, 2009 were $9,896 compared with $29,213 for the three months ended May 31, 2008.  Expenses in the 2009 period include professional fees of approximately $7,796 related to reporting requirements compared to $15,000 in the 2008 period. Included in general and administrative costs in the 2008 period were costs of approximately $4,097 related to advertising and participation in field trials. The purpose of these expenses is to increase name recognition for our company in order to increase sales.  There were no such comparable costs during the three month period ended May 31, 2009.

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the country-regioncountry-regionUnited States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

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

Top Flight Game Birds, Inc

Date: November 5, 2009	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer