Form 10-Q/A
period 2009-08-31
TOP FLIGHT GAMEBIRDS, INC.
filed 2009-11-05
CIK 1439434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☑

The number of shares outstanding of the Registrant’s common stock as of August 31, 2009 was 24,200,000 shares of common stock.

Top Flight Game Birds, Inc.

FORM 10-Q/A

August 31, 2009

INDEX

PART I

FINANCIAL INFORMATION

3

ITEM 1

FINANCIAL STATEMENTS

3

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

7

OF OPERATIONS

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

9

ITEM 4

CONTROLS AND PROCEDURES

9

PART II

OTHER INFORMATION

10

ITEM 1

LEGAL PROCEEDINGS

10

ITEM 1A

RISK FACTORS

10

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITYS AND USE OF PROCEEDS

10

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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