Form 10-Q
period 2009-11-30
TOP FLIGHT GAMEBIRDS, INC.
filed 2010-01-14
CIK 1439434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

The number of shares outstanding of the Registrant’s common stock as of November 30, 2009 was 24,200,000 shares of common stock.

Top Flight Game Birds, Inc.

FORM 10-Q

November 30, 2009

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

DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4

SUBMISSION OF MATTERS TOA VOTE OF SECURITY HOLDERS

10

ITEM 5

OTHER INFORMATION

10

ITEM 6

EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

Top Flight Game Birds, Inc.

Balance Sheets

(Unaudited)

	November 30,	February 28,
	2009	2009
ASSETS
Current assets
Cash	$970	$21,333
Inventory	623	-
Total current assets	1,593	21,333

Property and equipment, net of accumulated depreciation of $997 and $679, respectively	279	597

Total assets	$1,872	$21,930

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,526	$21,316
Total liabilities	5,526	21,316

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value per share, 10,000,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value per share, 100,000,000,000 shares authorized, 24,200,000 shares issued and outstanding	24,200	24,200
Additional paid-in capital	80,900	74,600
Accumulated deficit	(108,754)	(98,186)
Total stockholders’ equity (deficit)	(3,654)	614

Total liabilities and stockholders’ equity (deficit)	$1,872	$21,930

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.

Statements of Operations

For the Three Months and Nine Months ended

November 30, 2009 and 2008

(Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2009	2008	2009	2008

Revenues	$20,500	$7,503	$22,476	$13,659
Cost of goods sold	2,927	7,913	2,927	22,879
Gross income (loss)	17,573	(410)	19,549	(9,220)

Operating expenses:
General and administrative expense	15,602	22,169	29,799	71,728
Depreciation	106	106	318	318
Total operating expenses	15,708	22,275	30,117	72,046

Net income (loss)	$1,865	$(22,685)	$(10,568)	$(81,266)

Loss per share:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding: Basic and diluted	24,200,000	24,200,000	24,200,000	24,200,000

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.

Statements of Cash Flows

For the Nine Months Ended November, 2009 and 2008

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,568)	$(81,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses treated as contributed capital	6,300	6,300
Depreciation	318	318
Changes in operating assets and liabilities:
Accounts receivable	-	(1,355)
Inventory	(623)	5,071
Accounts payable	(15,790)	10,272
NET CASH USED IN OPERATING ACTIVITIES	(20,363)	(60,660)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(20,363)	(60,660)
Cash and equivalents, beginning of period	21,333	61,250
Cash and equivalents, end of period	$970	$590

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Top Flight Game Birds, Inc.

Notes to Unaudited Financial Statements

November 30, 2009

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

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Effective for the quarter ended August 31, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after November 30, 2009 up through January 14, 2010, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

Note 2:  Going Concern

Top Flight’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative operating losses through November 30, 2009 of $108,754.

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

Note 3:  Revenue Concentration

For the nine month period ended November 30, 2009, Top Flight’s largest customer accounted for 91% of total revenues.  For the nine month period ended November 30, 2008, Top Flight’s four customers accounted for 15%, 12%, 10% and 10% of total revenues, respectively.

Note 4:  Related Party Transactions

During the nine months ended November 30, 2009 and 2008, our president contributed services and brooding facilities with a fair value of $4,500 and $1,800, respectively, in each period. These non-cash expenses totaling $6,300 each period were treated as contributed capital in each period.

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

Results of Operations

Nine months ended November 30, 2009 compared with the nine months ended November 30, 2008

Revenues were $22,476 for the nine months ended November 30, 2009 compared with revenue of $13,659 for the nine months ended November 30, 2008.  The increase of $8,817 was the result of higher inventory sale activity during the nine months ended November 30, 2009, mainly due to a sale of inventory to one customer during the most recent quarter,  as compared to the nine months ended November 30, 2008.

Cost of goods sold were $2,927 for the nine months ended November 30, 2009 compared with $22,879 for the nine months ended November 30, 2008 resulting in a decrease in costs of $19,952. The decrease was primarily due to the higher sales margin realized on inventory sold during the most recent quarter ended November 30, 2009.

General and administrative expenses for the nine months ended November 30, 2009 were $29,799 compared with $71,728 for the nine months ended November 30, 2008.  Expenses in the 2009 period include professional fees of approximately $23,381 related to reporting requirements compared to $43,976 in the 2008 period.

Net loss was $10,568 for the nine months ended November 30, 2009 compared with a net loss of $81,266 for the nine months ended November 30, 2008 reflecting a decrease of $70,698. The decrease in the net loss was primarily the result of lower general and administrative expenses.

Three months ended November 30, 2009 compared with the three months ended November 30, 2008

Revenues were $20,500 for the three months ended November 30, 2009 compared with revenue of $7,503 for the three months ended November 30, 2008.  The increase of $12,997 was the result of higher inventory sale activity during the three months ended November 30, 2009, due to a sale of inventory to one customer, as compared to the three months ended November 30, 2008.

Cost of goods sold were $2,927 for the three months ended November 30, 2009 compared with $7,913 for the three months ended November 30, 2008 resulting in a decrease in costs of $4,986. The decrease was primarily due to the higher sales margin realized on inventory sold during the three months ended November 30, 2009.

General and administrative expenses for the three months ended November 30, 2009 were $15,602 compared with $22,169 for the three months ended November 30, 2008.  Expenses in the 2009 period include professional fees of approximately $13,402 related to reporting requirements compared to $15,633 in the 2008 period.

Net income was $1,865 for the three months ended November 30, 2009 compared with a net loss of $22,685 the three months ended November 30, 2008 reflecting a increase of $24,550. The increase in the net income was primarily the result of higher sales margin realized on inventory sold during the three months ended November 30, 2009 and lower general and administrative expenses.

Plan of Operations

Capital Resources and Liquidity

As of November 30, 2009, we had $970 in cash. Our operational and general and administrative expenses are expected to average $3,000 per month for the next 12 months. Since inception, we have received a total of $82,000 from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of November 30, 2009 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Top Flight Game Birds, Inc

Date: January 14, 2010	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer