Form 10-K
period 2010-02-28
TOP FLIGHT GAMEBIRDS, INC.
filed 2010-05-27
CIK 1439434

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.   333-152286

TOP FLIGHT GAME BIRDS, INC.

(Name of registrant in its charter)

Delaware	20-8767223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4746 Lewis Drive Bartlesville, Oklahoma	74006
(Address of principal executive offices)	(Zip Code)

918-333-2464

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

Number of shares of the registrant’s common stock outstanding as of May 27, 2010 was 24,200,000.

PART I

Item 1. Business.

Top Flight GameBirds, Inc. was incorporated in Delaware on February 9, 2007, to enter the commercial game bird industry and establish a large scale commercial game bird farm.  We raise Bobwhite Quail (“Quail”) to provide the needs of the commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

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

Holders of Our Common Stock

As of May 27, 2010, we had 28 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6. Selected Financial Data.

Not applicable for smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information specifies certain forward-looking statements of management of the Company.  Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been complied by our management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

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

Overview

Top Flight GameBirds, Inc. was incorporated in Delaware on February 9, 2007 for the purpose of operating a commercial game bird facility.  We are an agricultural producer principally involved in raising Bobwhite Quail.  We sell primarily to seasonal hunters, commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

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

Results of Operations

Year Ended February 28, 2010 Compared to Year Ended February 28, 2009

We had revenues of $22,476 for the year ended February 28, 2010 compared to $35,659 for the prior year.

For the year ended February 28, 2010, we had $19,325 of gross profit compared to a gross profit of $6,093 in the prior year.  The increase in gross profit was due to a much higher level of death losses during the year ended February 28, 2009 as compared to the year ended February 28, 2010.  During the year ended February 28, 2010, we were able to raise more birds to maturity.

Expenses for the year ended February 28, 2010 totaled $48,216.  This compares to expenses of $82,658 for the prior year.  This decrease is primarily due to reduced professional fees.

Capital Resources and Liquidity

As of February 28, 2010, we had $1,539 in cash.  Our general and administrative expenses are expected to average less than $2,000 per month for the next 12 months.  Since inception, we have received a total of $82,000 from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.  However, we have had no financing transactions during the years ended February 2, 2010 and 2009.

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

Revenue Recognition

Revenue from the sale of game birds is recognized when the products are shipped and title is transferred, the sale is completed, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Going Concern

As reflected in the accompanying financial statements, we had an accumulated deficit of $127,077 at February 28, 2010, a net loss for the year ended February 28, 2010 of $28,891, and cash used for operations of $19,794 during the year ended February 28, 2010.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Top Flight GameBirds, Inc.

Bartlesville, Oklahoma

We have audited the accompanying balance sheets of Top Flight GameBirds, Inc. as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ended February 28, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of February 28, 2010 and 2009, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has generated losses from operations and has an accumulated deficit at February 28, 2010, which together raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

May 27, 2010

TOP FLIGHT GAME BIRDS, INC.

BALANCE SHEETS

	February 28, 2010	February 28, 2009
ASSETS
Current assets:
Cash	$1,539	$21,333
Inventory	623	-
Total current assets	2,162	21,333

Property and equipment, net of depreciation of $424 and $679, respectively	173	597
TOTAL ASSETS	$2,335	$21,930

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,212	$21,316
TOTAL LIABILITIES	22,212	21,316

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per shares, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 24,200,000 shares issued and outstanding	24,200	24,200
Additional paid-in capital	83,000	74,600
Accumulated deficit	(127,077)	(98,186)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,877)	614
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,335	$21,930

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	Year Ended February 28, 2010	Year Ended February 28, 2009
Revenues	$22,476	$35,659
Cost of goods sold	3,151	29,566
Gross profit	19,325	6,093

Operating expenses:
General and administrative expense	47,792	82,234
Depreciation	424	424
Total operating expenses	48,216	82,658
Net operating loss	(28,891)	(76,565)

Net loss	$(28,891)	$(76,565)

Per share data:
Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	24,200,000	24,200,000

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, February 29, 2008	24,200,000	$24,200	$66,200	$(21,621)	$68,779

Non-cash expenses treated as contributed capital	-	-	8,400	-	8,400

Net loss	-	-	-	(76,565)	(76,565)

Balance, February 28, 2009	24,200,000	24,200	74,600	(98,186)	614

Non-cash expenses treated as contributed capital	-	-	8,400	-	8,400

Net loss	-	-	-	(28,891)	(28,891)

Balance, February 28, 2010	24,200,000	$24,200	$83,000	$(127,077)	$(19,877)

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED FEBRUARY 28, 2010 AND 2009

	Year ended February 28, 2010	Year ended February 28, 2009
Cash flows from operating activities:
Net loss	$(28,891)	$(76,565)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expenses treated as contributed capital	8,400	8,400
Depreciation	424	424
Changes in operating assets and liabilities:
Inventory	(623)	6,508
Accounts payable	896	21,316
Net cash used by operating activities	(19,794)	(39,917)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Decrease in cash	(19,794)	(39,917)

Cash, beginning of year	21,333	61,250

Cash, end of year	$1,539	$21,333

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization and Business

Top Flight GameBirds, Inc. (“the Company”) was incorporated in Delaware on February 9, 2007 for the purpose of operating a commercial game bird facility.  We are an agricultural producer principally involved in raising Bobwhite Quail.  We sell primarily to seasonal hunters, commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.

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

Furniture and Equipment

Furniture and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of three years.

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

Income Taxes

The provision for income taxes is computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding.  Diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic loss per share is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  Weighted average number of shares used to calculate basic and diluted loss per share is considered the same as the effect of dilutive shares is anti-dilutive.  The company has no dilutive instruments.

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current financial statement presentation.

Subsequent Events

The Company has evaluated and disclosed all material events occurring between the end of our fiscal year, February 28, 2010, and the date when the financial statements were issued.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results, of operations or cash flows.

NOTE 2       GOING CONCERN

As reflected in the accompanying financial statements, we have an accumulated deficit of $127,077 as of

February 28, 2010, a net loss of for the year ended February 28, 2010 of $28,891, and cash used in our operations of $19,794 during the year ended February 28, 2010.  This raises substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

NOTE 3       REVENUE CONCENTRATION

For the years ended February 28, 2010 and 2009, Top Flight’s largest customer accounted for 91% and 62% of total revenues, respectively.

NOTE 4       INVENTORY

Inventory consisted of the following:

	February 28, 2010	February 28, 2009
Quail	$623	$-
Feed	-	-
Total	$623	$-

NOTE 5       RELATED PARTY TRANSACTIONS

During each of the years ended February 28, 2010 and February 28, 2009, our president contributed services and brooding facilities with a fair value of $6,000 and $2,400, respectively.  These non-cash expenses totaling $8,400 in each of the years ended February 28, 2010 and 2009 were treated as contributed capital.

NOTE 6       COMMITMENTS

Our principal office is in the office of one of our vendors pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 7       INCOME TAXES

Since inception, we have incurred net losses and, therefore, had no tax liability as of February 28, 2010 and 2009.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $118,500 at February 28, 2010 and will expire in the years 2028 to 2030.

At February 28, 2010 and 2009, the deferred tax assets consisted of the following:

	February 28,	February 28,
	2010	2009
Net operating losses	$40,275	$30,450
Less: valuation allowance	(40,275)	(30,450)
Net deferred tax asset	$–	$–

The change in the valuation allowance for the years ended February 28, 2010 and 2009 was $9,825 and $26,050, respectively.

NOTE 8        SUBSEQUENT EVENTS

On March 10, 2010, an officer of the Company loaned the Company a total of $12,060 in exchange for a 5% per annum promissory note.  Re-payments commenced on May 1, 2010.  In the event that any one installment or any part thereof should not be paid when due, the entire balance is due at the option of the holder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure.

Our accountants are GBH CPAs, PC, independent certified public accountants.  We do not presently intend on changing accountants.  At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2010.  Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company did maintain effective internal control over financial reporting as of February 28, 2010.

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

Changes in internal controls

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and her age as of February 28, 2010, is as follows:

NAME	AGE	POSITION

Rhonda Heskett	37	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

RHONDA HESKETT. Rhonda Heskett has been our President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors since inception.  Ms. Heskett has worked as a manager of a retail store in Bartlesville, Oklahoma, for the past 9 years where she oversaw 14 employees.  Ms. Heskett also has trained hunting dogs for the past 6 years and has been active in the National Shoot to Retrieve Association (“NSTRA”) for the past 3 years.  Ms. Heskett trained the NSTRA High Point Dog of the Year for 2007, 2008 and 2009.  She also trained the dog that won the 2008 National Purina Top Performance Award.  She has been the Chairman of over 50 field trials held in the State of Oklahoma over the last three years and attended several National events representing the State of Oklahoma.  She is currently an Oklahoma Board Member in NSTRA and received the Presidential Presentation of Appreciation Award for the 2006-2007 year by the President of NSTRA.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our Bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Item 11. Executive Compensation.

Compensation of Executive Officers

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended February 28, 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Compensation of Executive Officers: Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended February 28, 2010, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Rhonda Heskett	2009	-	-	-	-	-	-	-	-
President, Chief	2010	-	-	-	-	-	-	-	-
Executive Officer and Director

Option Grants Table

There were no individual grants or stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through February 28, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during the fiscal year ended February 28, 2010, by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of February 28, 2010, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Rhonda Heskett	20,000,000	82.60%
	4746 Lewis Ave. Bartlesville, OK 74006

(1)	The percent of class is based on 24,200,000 shares of our common stock issued and outstanding as of May 27, 2010.

Item 13. Certain Relationships and Related Transaction, and Director Independence

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees: Aggregate fees billed for professional services rendered for the audit of our annual financial statements for the years ended February 28, 2010 and 2009 were approximately $20,500 and $21,500, respectively.

Audit-related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended February 28, 2010 and 2009.

Tax Fees: There were no fees for tax services for the years ended February 28, 2010 and 2009.

All Other Fees: There were no fees billed for professional services other than those described above were for the years ended February 28, 2010 and 2009.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

31	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOP FLIGHT GAMEBIRDS, INC.

By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors May 27, 2010