Form 10-Q
period 2010-05-31
TOP FLIGHT GAMEBIRDS, INC.
filed 2010-07-09
CIK 1439434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

The number of shares outstanding of the Registrant’s common stock as of July 8, 2010 was 24,200,000 shares of common stock.

Top Flight Game Birds, Inc.

FORM 10-Q

May 31, 2010

INDEX

PART I - FINANCIAL STATEMENTS

3

ITEM 1

FINANCIAL STATEMENTS

3

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  8

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

10

ITEM 4

CONTROLS AND PROCEDURES

10

PART II – OTHER INFORMATION

11

ITEM 1

LEGAL PROCEEDINGS

11

ITEM 1A

RISK FACTORS

11

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

11

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4

SUBMISSION OF MATTERS TOA VOTE OF SECURITY HOLDERS

11

ITEM 5

OTHER INFORMATION

11

ITEM 6

EXHIBITS

11

SIGNATURES

12

The accompanying notes are an integral part of these financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

TOP FLIGHT GAME BIRDS, INC.

BALANCE SHEETS

Unaudited

	May 31, 2010	February 28, 2010
ASSETS
Current assets:
Cash	$3,617	$1,539
Inventory	-	623
Total current assets	3,617	2,162

Property and equipment, net of accumulated depreciation of $1,209 and $1,103, respectively	67	173
TOTAL ASSETS	$3,684	$2,335

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$19,859	$22,212
Notes payable	12,060	-
TOTAL LIABILITIES	31,919	22,212

Stockholders’ deficit:
Preferred stock, $0.001 par value per shares, 10,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 24,200,000 shares issued and outstanding as of May 31, 2010 and February 28, 2010, respectively	24,200	24,200
Additional paid-in capital	85,100	83,000
Accumulated deficit	(137,535)	(127,077)
TOTAL STOCKHOLDERS’ DEFICIT	(28,235)	(19,877)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,684	$2,335

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MAY 31, 2010 AND MAY 31, 2009

Unaudited

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
Revenues	$7,816	$1,976
Cost of goods sold	623	-
Gross profit	7,193	1,976

Operating expenses:
General and administrative expenses	17,410	9,896
Depreciation	106	106
Total operating expenses	17,516	10,002
Net operating income (loss)	(10,323)	(8,026)

Other expense
Interest expense	(135)	-
Total other expense	(135)	-
Net loss	$(10,458)	$(8,026)

Per share data:
Net loss per share – basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – basic and diluted	24,200,000	24,200,000

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MAY 31, 2010 AND MAY 31, 2009

Unaudited

	Three Months Ended May 31, 2010	Three Months Ended May 31, 2009
Cash flows from operating activities:
Net loss	$(10,458)	$(8,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expenses treated as contributed capital	2,100	2,100
Depreciation	106	106
Changes in operating assets and liabilities:
Inventory	623	(1,300)
Prepaid expenses	-	(2,250)
Accounts payable and accrued liabilities	(2,353)	(11,704)
Net cash used in operating activities	(9,982)	(21,074)

Cash flows from financing activities:
Borrowings from related parties	12,060	-
Net cash provided by financing activities	12,060	-

Increase (decrease) in cash	2,078	(21,074)

Cash, beginning of year	1,539	21,333

Cash, end of year	$3,617	$259

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

TOP FLIGHT GAME BIRDS, INC.

NOTES TO FINANCIAL STATEMENTS

Unaudited

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

Interim Financial Statements

The accompanying interim financial statements of Top Flight Game Birds, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements as of and for the year ended February 28, 2010 and notes thereto contained in our Form 10-K filed on May 27, 2010.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year ended February 28, 2010, as reported in the Company’s Form 10-K, have been omitted

Recent Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position, or cash flows.

NOTE 2      GOING CONCERN

Top Flight’s financial statements are prepared using United States generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Top Flight has incurred cumulative losses through May 31, 2010 of $137,535.

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

NOTE 3      REVENUE CONCENTRATIONS

For the three month period ended May 31, 2010, Top Flight’s largest customer accounted for 85.8% of total revenues.  For the three month period ended May 31, 2010, Top Flight’s two customers accounted for 85.8% and 14.2% of total revenues, respectively.

The accompanying notes are an integral part of these financial statements.

NOTE 4  RELATED PARTY TRANSACTIONS

For the three months ended May 31, 2010 and 2009, our president contributed services and brooding facilities with a fair value of $1,500 and $600, respectively.  These non-cash expenses were treated as contributed capital.

On March 10, 2010, an officer of the Company loaned the Company a total of $12,060 in exchange for a 5% per annum promissory note.  The entire balance is due at the option of the holder.

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

Results of Operations

Three months ended May 31, 2010 compared with the three months ended May 31, 2009

Revenues were $7,816 for the three months ended May 31, 2010 compared with revenues of $1,976 for the three months ended May 31, 2009.  The increase of $5,840 was the result of higher inventory sale activity during the three months ended May 31, 2010, primarily due to a sale of inventory to two customers, as compared to the three months ended May 31, 2009.

Cost of goods sold were $623 for the three months ended May 31, 2010 and there were no cost of goods sold for the three months ended May 31, 2009, resulting in an increase of $623.  The increase was primarily due to higher sales in the most recent quarter ended May 31, 2010.

General and administrative expenses for the three months ended May 31, 2010 were $17,410 compared with $9,896 for the three months ended May 31, 2009.  Expenses for the three months ended May 31, 2010 included professional fees related to reporting requirements of approximately $14,254 compared to $7,796 for the three months ended May 31, 2009.

Net loss was $10,458 for the three months ended May 31, 2010 compared with a net loss of $8,026 for the three months ended May 31, 2009, reflecting an increase of $2,432.  The increase in the net loss was primarily the result of higher general and administrative expenses.

Plan of Operations

Capital Resources and Liquidity

As of May 31, 2010, we had $3,617 in cash. Our operational and general and administrative expenses are expected to average less than $2,000 per month for the next 12 months. Since inception, we have received a total of $82,000 from the sale of shares by us pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933. However, we have had no equity financing transactions during the years ended February 28, 2010 and for the three months ended May 31, 2010.

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

We anticipate that our operational and general and administrative expenses for the next 12 months will total approximately $36,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees. If sufficient financing is received, we may add additional management and sales personnel. However, we do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the additional costs. At this time, we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Management’s Report on Internal Controls over Financial Reporting

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of May 31, 2010 (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Top Flight Game Birds, Inc.

Date: July 8, 2010	By:	/s/ Rhonda Heskett
Rhonda Heskett
President, Chief Executive Officer, Chief Financial Officer

12