Form 10-Q
period 2010-09-30
Global Pharm Holdings Group, Inc.
filed 2010-11-15
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-152286

GLOBAL PHARM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8767223 (I.R.S. Employer Identification No.)

25/F New World Center, No. 6009 Yitian Road, Futian District, Shenzhen, People’s Republic of China (Address of principal executive offices)	518026 (Zip Code)

86-755-83230226
(Registrant’s telephone number, including area code)

Top Flight Gamebirds, Inc.
4746 Lewis Drive, Bartlesville, OK 74006
February 28
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12 2010, there are 26,000,000 of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GLOBAL PHARM HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GLOBAL PHARM HOLDINGS GROUP, INC
CONSOLIDATED FINANCIAL STATEMENTS
AND
INDEPENDENT AUDITORS' REPORT
SEPTEMBER 30, 2010

ACSB	Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
517 Route One	Certified Public Accountants and Advisors	One Penn Plaza, 36th Floor
Iselin, New Jersey 08830		New York, NY 10019
732. 855.9600		212.867.1319
Fax:732.855.9559
www.acsbco.com

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of
Global Pharm Holdings Group, Inc.

We have reviewed the accompanying consolidated balance sheet and statement of stockholders’ equity of Global Pharm Holdings, Group Inc. at September 30, 2010, and the related consolidated statements of income and comprehensive income, for the three and nine months ended September 30, 2010 and 2009 and  cash flows, for the nine months ended September 30, 2010 and 2009, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Global Pharm Holdings Group, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended; and in our report dated August 2, 2010,  we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheets from which they have been derived.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

New York, New York  10119
November 15, 2010

New York	•	New Jersey	•	Cayman Islands

GLOBAL PHARM HOLDINGS GROUP, INC.

CONTENTS

Independent Auditors' Review Report

Consolidated Financial Statements

Balance Sheets	F-2

Statements of Income and Comprehensive Income	F-3

Statements of Cash Flows	F-4

Statements of Stockholders Equity	F-5

Notes to Financial Statements	F-6 - F-16

GLOBAL PHARM HOLDINGS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$7,830,291	$7,455,147
Accounts receivable	16,697,751	11,707,848
Prepaid expenses	13,063	-
Other receivable	41,608	-
Due from related parties	-	74,568
Inventories	24,015,405	9,373,762

Total current assets	48,598,118	28,611,325
Property and equipment, net	203,491	229,587
Total assets	$48,801,609	$28,840,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank accpetance	$20,875	$219,751
Notes payable	447,888	219,751
Accounts payable	25,190,058	13,598,744
Accrued salary	57,176	218,546
Income taxes payable	1,559,056	944,143
Other taxes payable	265,890	552,560
Due to related party	10,813,711	2,665,768
Other accrued liabilities	207,870	161,825
Total liabilities, all current	38,562,524	18,581,088

Stockholders' equity:
Common stock, par value, $ 0.001 per share, 10,000,000 shares authorized, 26,000,000 shares issued and outstanding	26,000	26,000
Additional paid-in capital	2,482,223	2,482,223
Statutory surplus reserves	1,310,701	1,310,701
Retained earnings	6,020,676	6,206,903
Accumulated OCI	399,485	233,997

Total stockholders' equity	10,239,085	10,259,824

Total liabilities and stockholders' equity	$48,801,609	$28,840,912
See Notes to Consolidated Financial Statements.

GLOBAL PHARM HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues, net	$30,617,820	$18,362,383	$90,176,505	$57,415,438
Cost of Goods Sold	24,711,477	14,895,327	73,622,656	46,682,503
Gross Profit	5,906,343	3,467,056	16,553,849	10,732,935

Expenses:
Operating expenses	360,572	149,663	725,424	448,308
General and administrative	701,882	307,600	1,305,317	823,457
Income from Operations	4,843,889	3,009,793	14,523,108	9,461,170

Other Income (Expense)
Interest Income (Expense)	2,842	7,312	21,048	21,343
Miscellaneous Income (Expense)	-	-	-	(1,023)
Income before Income Taxes	4,846,731	3,017,105	14,544,156	9,481,490

Provision for Income Taxes	1,184,907	745,852	3,609,764	2,365,726

Net Income	$3,661,824	$2,271,253	$10,934,392	$7,115,764

Basic and diluted weighted average shares	26,000,000	26,000,000	26,000,000	26,000,000
Earnings per share of common stock:
Basic and diluted earnings per share	$0.14	$0.09	$0.42	$0.27

Net Comprehensive Income
Net Income	$3,661,824	$2,271,253	$10,934,392	$7,115,764
Foreign currency translation adjustment	192,213	40,700	165,488	(1,584)
Total comprehensive income	$3,854,037	$2,311,953	$11,099,880	$7,114,180

See Notes to Consolidated Financial Statements.

GLOBAL PHARM HOLDINGS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009
Cash Flows from Operating Activities
Net Income	$10,934,392	$7,115,764
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	51,993	62,071

Changes in operating assets and liabilities:
Accounts receivable	(4,683,793)	440,014
Other receivables	(40,886)	(17,824)
Prepaid expenses	(12,205)	-
Inventories	(14,211,786)	(9,106,310)
Accounts payable	11,135,187	6,114,317
Accrued payroll and employee benefits	(162,667)	(74,924)
Other payables and accrued liabilities	42,211	77,191
Income taxes payable	586,539	340,456
Other taxes payable	(292,054)	(983,441)
Net Cash Provided by Operating Activities	3,436,931	3,967,314

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(22,044)	(135,030)
Net Cash (Used in) Investing Activities	(22,044)	(135,030)

Cash Flows from Financing Activities:
Due from related party	24,603	-
Due to related party	1,168,986	1,607,597
Dividend paid to former stockholder	(4,309,377)	(3,435,470)
Notes payable	220,058	-
Bank acceptance	(199,545)	438,436
Net Cash (Used in) Financing Activities	(3,095,275)	(1,389,437)

Net Increase in Cash and Cash Equivalents	229,612	2,442,847
Effect of Exchange Rate Changes on Cash and Cash Equivalents	145,532	(9,707)
Cash and Cash Equivalents - Beginning of Period	7,455,147	5,188,587
Cash and Cash Equivalents - End of Period	$7,830,291	$7,621,727

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,655	$-
Cash paid for income taxes	$2,994,851	$2,025,270

Non cash transactions:
Distributions in connection with equity transfer agreements	$8,438,816	$-

See Notes to Consolidated Financial Statements.

GLOBAL PHARM HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

						Accumulated
	Outstanding		Additional	Accumulated		Other	Total
	Common	Common	Paid-in	Retained	Statuary	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Reserve	Income	Equity
Balance, January 1, 2008	24,200,000	$24,200	$66,200	$(21,621)	$-	$-	$68,779
Recapitilization	1,800,000	1,800	2,416,023	2,548,034	150,468	223,638	5,339,963
Net income				6,089,192			6,089,192
Distribution- Net income				(5,277,669)			(5,277,669)
Transfer to statutory reserve				(216,770)	216,770		-
Foreign currency translation
adjustments						52,607	52,607

Balance, December 31, 2008	2,600,000	$26,000	$2,482,223	$3,121,166	$367,238	$276,245	$6,272,872
Net income				10,859,154			10,859,154
Distribution- Net income				(6,829,954)			(6,829,954)
Transfer to statutory reserve				(943,463)	943,463		-
Foreign currency translation
adjustments						(42,248)	(42,248)

Balance, December 31, 2009	2,600,000	$26,000	$2,482,223	$6,206,903	$1,310,701	$233,997	$10,259,824
Net income				10,934,392			10,934,392
Distribution- Net income				(11,120,619)			(11,120,619)
Foreign currency translation
adjustments						165,488	165,488

Balance, September 30, 2010	2,600,000	$26,000	$2,482,223	$6,020,676	$1,310,701	$399,485	$10,239,085

See Notes to Consolidated Financial Statements.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Global Pharm Holdings Group, Inc. (“Global Pharm”, or the “Company”, formerly Top Flight Gamebirds, Inc.) was incorporated in Delaware on February 9, 2007, to enter the commercial game bird industry and establish a large scale commercial game bird farm.  From the time of incorporation untill August 2010, the Company has no significant operation.  On September 20, 2010, the Company changed its name from “Top Flight Gamebirds, Inc.” to “Global Pharm Holdings Group, Inc.”

On August 12, 2010, the Company entered into and consummated a Share Exchange Agreement with the sole shareholder of Global Pharma Enterprise Group Limited (“Global Pharma”) and Global Pharma to acquire all the issued and outstanding capital stock of Global Pharma, a British Virgin Islands company, in consideration for 1,800,000 newly issued restricted shares of the Company.  The merger transaction has been accounted for as a Reverse Merger and recapitalization of the Company whereby Global Pharma is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to August 13, 2010 are those of Global Pharma except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. Immediately after the closing of the Reverse Merger, the majority shareholder owns 80.36% of the total of 26,000,000 issued and outstanding shares of common stock, of the Public entity, or 20,894,000 shares.  As a result of the Reverse Merger, Global Pharma is now our wholly-owned subsidiary.

Global Pharma was incorporated on June 14, 2010 under the laws of the British Virgin Island and is a holding company.  Global Pharma conducts the wholesale and distribution of pharmaceuticals-related products, Chinese herb cultivation and medicine raw materials preparations through its three operating subsidiaries located in China. On June 29, 2010 Global Pharma acquired all of the outstanding shares of BinomialBiopharm Group Limited (“Bionmial”), Incorporated under the laws of Hong Kong on September 9, 2009 and Hong Kong Wisdom Fortune Medicine Holding Group Limited, (“Wisdom Fortune”, formally Aecko Industrial Limited), incorporated under the laws of Hong Kong.

Tonghua Tongdetang Pharmaceutical Co., Ltd. (“Tongdetang”) was incorporated on February 2, 2002, under the laws of the People’s Republic of China (“PRC”). Anhui Xuelingxian Pharmaceutical Co., Ltd. (“Xuelingxian”) was incorporated on July 23, 2008, under the laws of the PRC. Shandong Global Pharm Co., Ltd. (“Yaoyuan”) was incorporated on November 1, 2005, under the laws of the PRC.

On May 25, 2006, and December 13, 2009, Qinghui Zeng and Qingdong Zeng, registered capital owners of Tongdetang signed Trust agreements documenting their ownership naming Yunlu Yin as 62% beneficial owner of their capital. In May of 2008 Yanliang Song and Shouquiang Han, registered capital owners of Yaoyuan signed Trust agreements documenting their ownership naming Yunlu Yin as 80% beneficial owner of their capital. On December 15, 2009 and April 10, 2010, Wang Shunli and Li Shulan, respectively, owners of Xuelingxian signed Trust agreements documenting their ownership naming Yunlu Yin as 65% beneficial owner of their capital.

On June 29, 2010 as part of May 6, and May 8, 2010 Equity Transfer Agreements, the sole Shareholder of Global Pharma entered into an Earn in Agreement with the former shareholders, including the beneficial owners of Xuelingxian, Tongdetang, and Yaoyuan, and the key management of the Company.  Pursuant to the agreement, Global Pharma shall enter into share exchange agreement, at a date after this agreement, with a United States domiciled shell company and at that time the former shareholders, including the beneficial owners and the key management of the Company, will have call rights to own the controlling interest in a Publicly held Company.

On August 12, 2010 The Company entered into and consummated the Share Exchange Agreement giving the shareholders, including the beneficial owners of Xuelingxian, Tongdetang, and Yaoyuan, and the key management of the Company the right to purchase  20,894,000 shares at four different occurrence dates, contingent on various targets for total consideration of $300,000. Targets include binding three years employment contracts with various members of management with six months of this agreements and target after tax net income of $3.6 Million, $3.8 Million, and $15.2 Million for the three months ended June 30, 2010 and September 30, 2010, and for the 12 months ended December 31, 2010, respectively. Upon execution the former shareholders, including the beneficial owners, of Xuelingxian, Tongdetang, and Yaoyuan, and the key management of the Company,  have call rights to own 80.36% of the Publicly held Company.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of these restructuring transactions, no new capital was introduced. As a result, no new basis in the net assets of the Operating Subsidiaries was established. During this restructuring, Management continued to serve and continued to direct both the day-to-day operating and management of the Operating Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the restructuring plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the Operating Subsidiaries, the Company consolidated the Operating Subsidiaries during the restructuring. The acquisition by the Company of the Operating Subsidiaries, which represented the return to legal ownership of the Operating Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the Operating Subsidiaries. The Earn-In Agreement will enable former shareholders to regain ownership of the Company’s shares originally transferred by them to the Company as part of the restructuring arrangements and, accordingly, the Company does not consider his re-acquisition of those shares to represent compensation cost to the Company.

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  In the opinion of management, the accompanying balance sheets, and statements of income and comprehensive income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company.  All significant inter-company accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying consolidated financial statements reflect the adjustments considered necessary for a fair presentation of the Company’s results as of September 30, 2010 and 2009 and for the periods then ended.

The consolidated financial statements include the accounts of Global Pharm and its subsidiaries, Global Pharma, Binomial, Wisdom Fortune, Yaoyuan, Tongdetang, and Xuelingxian.

Cash and Cash Equivalents

Cash and cash equivalents comprise cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

Accounts Receivable

The Company records accounts receivable, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a quarterly basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within "General and administrative expenses". Accounts are written off after exhaustive efforts at collection. ..  There are no allowances for doubtful accounts as of September 30, 2010 and December 31, 2009.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market. Raw materials include the herbal material that will be used to produce the flower tea and the OEM product.  Work-in-progress is composed of direct materials, direct labor, manufacturing overhead, and an attributable portion of land lease cost that has be capitalized as a component of inventory. The capitalized land lease cost will be recorded in cost of goods sold at such time the goods are sold. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. There is no allowance at September 30, 2010 and December 31, 2009.

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Office equipment	3-5 years
Operating equipment	4-10 years
Transportation equipment	5 years
Leasehold improvement	life of lease

Long-Lived Assets

Effective January 1, 2002, the Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, management of the Company believes that, at September 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Lease Obligations

All noncancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases.  Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) ASC 830 Foreign Currency Matters (“ASC 830”).  As of September 30, 2010 and December 31, 2009, the accounts of the Company were maintained in Chinese Yuan Renminbi (“CNY”) and Hong Kong Dollars (“HKD”).  Such consolidated financial statements were translated into United States Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the FASB Accounting Standards Codification (“ASC 830”), with the CNY as the functional currency.  According to ASC 830, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”), as a component of shareholders’ equity.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Income Taxes

The Company is subject to the Income Tax Law of the People’s Republic of China.  Income taxes are accounted for under FASB ASC-740 Income Taxes or ASC 740.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards.  Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The statutory rate under the laws of the PRC is twenty-five percent.  The Company’s herb cultivation segment is subjected to zero income taxes and the per-share saving on this tax are:

	Three Month Ended September 30,		Nine Month Ended September 30,
	2010	2009	2010	2009
Per-share saving on Herb Cultivation nil income tax	$0.004	$0.001	$0.004	$0.001

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. At September 30, 2010 and December 31, 2009, there was no allowance for uncollectible accounts as previously discussed.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the FASB Accounting Standards Codification (“ASC 220”). Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  For the period ended September 30, 2010, and 2009, the only components of comprehensive income were the net income for the periods and the foreign currency translation adjustments.

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

There were no items of this nature during the periods ended September 30, 2010 and 2009.

Basic and Diluted Earnings per Share

The Company reports earnings per share in accordance with FASB ASC-260, Earnings per Share. The Company’s basic earnings per share is computed using the weighted average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that any dilutive options, warrants or other instruments were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. It addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB ASCTopic 718, Compensation—Stock Compensation, was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments will be effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended September 30, 2010. The reclassification had no effect on previously reported Net income.

2.	Inventories

As of September 30, 2010, and December 31, 2009, inventories consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$1,154,795	$1,401,865
Work-in-progress	11,654,901	-
Finished goods	11,205,709	7,971,897
Total	$24,015,405	$9,373,762

3.	Property, Plant and Equipment

At September 30, 2010 and December 31, 2009, Property, Plant & Equipment consist of the following:

	September 30,	December 31,
	2010	2009
Operating equipment	$223,506	$219,321
Office equipment	93,942	73,382
Transportation equipment	10,463	10,267
Leasehold improvements	51,049	50,093
Sub-total	378,960	353,063
Less: Accumulated depreciation	(175,469)	(123,476)
Property, plant and equipment, net	$203,491	$229,587

Depreciation expense was $51,993 and $62,071 for the nine months ended September 30, 2010 and 2009, respectively.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Notes Payable

The Company entered into a note payable on December 23, 2009 with Shandong Qilu bank. The loan amount is $223,944 and $219,751 at September 30, 2010 and December 31, 2009, respectively, and is due on December 21, 2010. The loan is bearing an interest at 7.434% annually and the interest is payable monthly.

The Company entered an entrustment guarantee contract with Kexin Fengda Investment Guarantee Co, Ltd (“Kexin Fengda”) whereby Kexin Fengda guarantees the payment of the note payable in the amount of RMB 1,500,000 to Shandong Qilu bank from December 9, 2009 to December 9, 2010.  Kexin Fengda received payment of approximately $6,000 in consideration for this guarantee.

The general manager of Yaoyuan, Yanliang Song provided counter-guarantee to Kexin Fengda using all his personal/family assets. Pursuant to the counter-guarantee, the chairman will guarantee the payment of the principal, interests, penalty interests, damages, and all the costs incurred by Kexin Fengda to pay back the loan in the event that the Company defaults on the loan. The counter-guarantee is valid for two years from December 9, 2010.

The Company entered into a note payable on March 22, 2010 with Shandong Qilu Bank.  The loan amount is $223,944 at September 30, 2010 and is due on March 22, 2011.  The loan is bearing an interest at 6.372% annually and the interest is payable monthly.

The Company entered a pledge agreement with Qilu Bank, which requested at least 6 million RMB of inventories to secure the loan.  The pledge is valid from March 22, 2010 to March 22, 2011. Qilu Bank has authorized Shandong Woerde Guarantee Company to supervise the pledged inventories.

The interest expense were $20,655 and nil for the periods ended September 30, 2010 and 2009, respectively.

5.	Bank Acceptance

The Company has a bank acceptance with Qilu bank in the amount of $219,751 as of December 31, 2009.  The term is six-month and bearing non-interest.  On March 22, 2010 the Company renewed the bank acceptance with Qilu bank. The term is for one year and is non-interest bearing. The balance at September 30, 2010 and December 31, 2009 was $20,875 and $219,751 respectively.

6.	Other Tax Payable

As of September 30, 2010 and December 31, 2009, other tax payable consist of the following:

	September 30, 2010	December 31, 2009
Value-add-tax payable	$244,215	$513,957
City construction tax payable	17,095	35,977
Stamp duty payable	4,580	2,626
Total other tax payable	$265,890	$552,560

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transaction

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

•
As of August 6, 2010, the Company’s former President, Chief Executive Officer, Chief Financial Officer, sole director and chairwoman, Rhonda Heskett loaned the Company a total of $24,879.53 in exchange for a two 5% per annum promissory notes.  On August 6, 2010, Rhonda Heskett waived this payment in full and the promissory notes were cancelled on that date.

•
On August 12, 2010, the Company entered into and consummated a Share Exchange Agreement with Mei Li Tsai, the sole shareholder of Global Pharma and Global Pharma to acquire all the issued and outstanding capital stock of Global Pharma, in consideration for the Company’s 1,800,000 newly issued restricted shares.

•	Due to related parties – September 30, 2010 and December 31, 2009

On June 29, 2010 as part of May 6 and May 8, 2010 Equity Transfer Agreement, the Company’s operating subsidiaries announced various dividends to the former stockholders, and at September 30, 2010, and December 31, 2009, the outstanding balance is $10,515,023 and $2,646,294, respectively.  The dividends payable is reclassified as related party payable subsequently after the Merger.  After the Merger, the Company has not announced dividend as of September 30, 2010.

For the period ended September 30, 2010, the Chairman of the Company paid $298,688 business expenses personally. This amount is bearing non-interest and payable on demand.

The following table set forth the due to related party as of September 30, 2010 and December 31, 2009.

		September 30,	December 31,
Related Party	Relationship	2010	2009
Yunlu Yin	Chairman, stockholder	$298,688	$-
Shouqiang Han	Stockholder	2,127,315	370,006
Qinghui Zeng	Stockholder	1,411,634	1,427,408
Xianming Zeng	Stockholder	705,817	713,704
Shunli Wang	Stockholder	4,535,011	93,948
Jingsheng Wang	Stockholder	1,027,191	26,089
Fulan Li	Stockholder	596,090	15,140
Others	Stockholder	111,964	19,474
Total		$10,813,711	$2,646,294

•	Due from related parties – September 30, 2010 and December 31, 2009

Prior to the Merger, the Company advanced funds to certain officer.  This advance was non-interest bearing, unsecured and payable/receivable on demand.  Since August 12, 2010, the date of the Merger, the Company has not made any advances to officers or stockholders.

		September 30,	December 31,
Related Party	Relationship	2010	2009
Yanliang Song	Officer	$-	$24,568
Mei Li Tsai	Shareholder	$-	$50,000
Total		$-	$74,568

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Statutory Reserve

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. The remaining reserve to fulfill the 50% registered capital requirement amounted $1,310,701 as of September 30, 2010 and December 31, 2009.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.

9.	Commitments

The Company leases various facilities under lease agreements ranging from month to month to fifteen-year terms.  The following table set forth the term, payment, and purpose of the leased property.

No.	Lessor	Term	Rent (RMB)	Rent (US$)	Description
1	General Tobacco Group Co., Ltd.	July 1, 2009 – June 30, 2012	1,417,295 per year	208,780 per year	Used as distribution center, totaling 15,532.54 square meters

2	General Tobacco Group Co., Ltd.	March 1, 2010 -February 28, 2011	180,000 for the first year and increase at a rate of 5% per year thereafter	26,370 per year and increase at a rate of 5% per year thereafter	Used for parking, totaling 156,020 square meters

3	General Trading Co., Ltd.	March 1, 2010-March 28, 2015	30,000 for the first year and increase at a rate of 5% per year thereafter	4,392 for the first year and increase at a rate of 5% per year thereafter	Used as offices, totaling 1,160.46 square meters

4	Shujun Xu	November 1, 2006-October 31, 2010	360,000 for the first year; 420,000 for the second year; 480,000 for the third year; 540,000 for the fourth year; 600,000 for the fifth year.	52,703 for the first year; 61,487 for the second year; 70,271 for the third year; 79,055 for the fourth year; 87,839 for the fifth year.	Used as distribution center, totaling 2,448.57 square meters

5	Anhui Province Bozhou City Fengyi Institute of Traditional Chinese Medicine	August 1 2008 –July 31, 2023	1,200,000 per year	175,677 per year	Used as warehouse, totaling 3,000 square meters

6	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	January 1, 2010-December 31, 2014	14,970,000 for 2010, 8,800,000 per year thereafter.	2,191,576 for 2010, 1,289,207 per year thereafter.	Used for herb cultivation, totaling 1,318 acres

7	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	July 1, 2010 - December 31, 2015	31,450,367 for 2010, 16,939,939 for 2011, 10,468,500 per year thereafter.	4,695,416 for 2010, 2,520,066 for 2011, 1,562,906 per year thereafter	Used for herb cultivation, totaling 1,642 acres.

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The future minimum obligations under the aforementioned agreements at September 30, 2010 are as follows:

2011	$4,266,543
2012	3,272,401
2013	3,061,051
2014	3,061,311
2015	1,747,777
Thereafter	1,433,242
Total	$16,842,326

10.	Concentrations

One vendor accounted for approximately 27% of the Company’s purchases for the nine months ended September 30, 2010 whereas one vendor accounted for approximately 13% of the Company’s purchases for the nine months ended September 30, 2009.

There are no vendors accounted for great than 10% of accounts payable at September 30, 2010 whereas one vendor accounted for approximately 26% of the Company’s accounts payable at December 31, 2009.

One customer accounted for approximately 14% of accounts receivable at December 31, 2009.  There were no customers who accounted for greater than 10% of accounts receivable at September 30, 2010.

11.	Segment Reporting

FASB ASC 280-10 requires the use of the management approach model for segment reporting.  The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  Based on this model, the Company has determined that it has four segments.  The Company’s principal businesses are herbal cultivation, TCM processing and distribution, flower tea sales, and distribution. Based on the various operation activities, the Company’s reportable segments are as follows:

•	Herbal cultivation – the planting, processing and selling herbs in China.

•	TCM processing and distribution – Rough processing and sale of TCM product

•	Distribution – the sale of healthcare products to hospitals and pharmacy shops.

•	Flower tea sales – Manufacture and sale of flower tea bags

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2010

USD $	Herb cultivation	TCM processing and distribution	Flower tea	Distribution	Corporate	Total
Sales	1,341,110	3,710,548	755,388	24,810,775	-	30,617,820
Interest income	1,878	1,128	743	6,829	-	10,578
Interest expense	-	-	-	(7,736)	-	(7,736)
Depreciation	1,728	9,775	2,225	8,875	-	22,603
Income tax	-	126,150	25,147	1,033,610	-	1,184,907
Net income	419,097	278,413	204,073	3,034,340	(274,098)	3,661,824
Total assets	11,654,901	4,899,853	1,055,192	31,189,024	2,638	48,801,609
Expenditures for segment assets	-	6,993	-	6,173	-	13,167

For the three months ended September 30, 2009

USD $	Herb cultivation	TCM processing and distribution	Flower tea	Distribution	Corporate	Total
Sales	563,826	2,104,156	1,868,797	13,825,605	-	18,362,383
Interest income	450	1,501	630	4,731	-	7,312
Interest expense	-	-	-	-	-	-
Depreciation	1,335	9,997	2,156	25,643	-	39,130
Income tax	-	118,698	97,531	529,623	-	745,852
Net income	67,217	209,230	401,530	1,593,275	-	2,271,253
Total assets	5,460,686	5,658,439	2,059,557	20,514,050	-	33,692,733
Expenditures for segment assets	-	-	-	108,099	-	108,099

For the nine months ended September 30, 2010

USD $	Herb cultivation	TCM processing and distribution	Flower tea	Distribution	Corporate	Total
Sales	1,345,969	16,988,311	3,658,462	68,183,762	-	90,176,505
Interest income	1,885	9,049	5,123	25,647	-	41,704
Interest expense	-	-	-	(20,655)	-	(20,655)
Depreciation	1,735	17,388	6,669	26,201	-	51,993
Income tax	-	739,870	159,332	2,710,562	-	3,609,764
Net income	420,615	1,988,998	737,306	8,131,687	(344,214)	10,934,392
Total assets	11,654,901	4,899,853	1,055,192	31,189,024	2,638	48,801,609
Expenditures for segment assets	-	6,993	1,792	13,259	-	22,044

GLOBAL PHARM HOLDINGS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2009

USD $	Herb cultivation	TCM processing and distribution	Flower tea	Distribution	Corporate	Total

Sales	558,701	9,690,222	3,527,045	43,639,470	-	57,415,438
Interest income	446	5,831	2,813	12,254	-	21,343
Interest expense	-	-	-	-	-	-
Depreciation	1,322	17,176	4,128	39,445	-	62,071
Income tax	-	492,231	179,162	1,694,332	-	2,365,726
Net income	66,607	1,318,787	642,707	5,087,663	-	7,115,764
Total assets	5,460,686	5,658,439	2,059,557	20,514,050	-	33,692,733
Expenditures for segment assets	-	75,524	34,453	25,053	-	135,030

12.	Subsequent Event

The Company has evaluated all events or transactions that occurred from October 1, 2010 through the filing with the SEC.  We did not have any material recognizable subsequent events during this period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk factors” and elsewhere in this prospectus.

Overview

We were incorporated in Delaware and headquartered in Shenzhen.  From the time of inception until August 6, 2010, we had entered the commercial game bird industry and had no significant operation.

On August 12, we entered into and consummated a Share Exchange Agreement with the sole shareholder of Global Pharma and Global Pharma to acquire all the issued and outstanding capital stock of Global Pharma for a consideration of 1,800,000 newly issued restricted shares of the Company (“Reverse Merger”).  Global Pharma is a holding company incorporated in British Virgin Islands and mainly conducts the wholesales and distribution business of pharmaceutical-related products in China through its three Chinese subsidiaries including Tonghua Tongdetang Pharmaceutical Co., Ltd. (“Tongdetang”), Anhui Xuelingxian Pharmaceutical Co., Ltd. (“Xuelingxian”), and Shandong Global Pharm Co., Ltd. (“Yaoyuan”).

On the date of Reverse Merger, we changed our business plan to focus on pharmaceutical-related product wholesales and distribution in China. We have four reportable segments, which are distribution, TCM processing and distribution, herbs cultivation and selling, and producing and selling flower tea bags in P.R. China. Currently, we do not have intersegment sales.

Our products include prescription drugs, over-the-counter drugs, and nutritional supplements.  In 2009, we sold totally 8,472 types of products and had 2,689 clients that spanned from hospital, wholesaler, healthcare clinic, and chain to individual drug stores.

 For the period ended September 30, 2010, the sales of our distribution segment accounted for 76% of the total sales.  Our Yaoyuan and Tongdetang subsidiaries mainly focus on the distribution business.  Yaoyuan is a provincial level distributor and Tongdetang is a city level distributor.  They purchase pharmaceutical-related products from manufactures and wholesalers and sell them to hospitals, other distributors, health clinic, chain and individual drug stores, etc.

In January 2010, we entered into an exclusive distribution agreement with Xiuzheng Pharmaceutical and obtained the exclusive distribution right to sell over five hundred different types of its OTC drugs in Shandong province.  The term of the agreement is one-year which started form January 1, 2010.  Xiuzheng Pharmaceutical is a well-known pharmaceutical manufacture and its products are popular in China. The exclusive distribution right of Xiuzheng’s products has generated significant revenue in the first three quarters in 2010. We have expanded our effort to sale Xiuzheng’s products and we anticipate that we can renew the agreement with Xiuzheng in 2011 and will obtain more products from Xiuzheng.

In January 2010, we entered into another exclusive distribution agreement with Hainan Lingkang Pharmaceutical and obtained one-year exclusive distribution right to sell its forty types of prescription drugs in Shandong province. We also obtained the right to price the drug according to the market.  The exclusive distribution right and pricing right for Lingkang’s products has generated significant revenue and profit in the first three quarters in 2010.

For the period ended September 30, 2010, the sales from TCM, herbs, and flower tea segments accounted for 19%, 2%, and 4% of the total sales, respectively. Our Xuelingxian subsidiary is focused on the TCM, herbs, and flower tea business.

At the beginning of 2010 and on July 2, 2010, we leased two lands from a local government in Anhui province in order to expand our herb cultivation business and both lands began to generate revenue in the third quarter of 2010.

According to statistics of China Association of Traditional Chinese Medicine, the price of 84% products among 537 herbs products raised ranging from 5% to 180%.  Among which 28% of herbs raised more than 50%. Our management believes this trend will sustain till next spring because in winter the demand of herbs products is higher than other seasons. The profit of our herbs cultivation segment has increased significantly in the third quarter of 2010 compared to the same period in 2009. Our management believes that the financial performance of our herb cultivation segment will keep improving.

The current production of flower tea bags includes rough processing, screening, and bagging.  In order to satisfy the increasingly sophisticated market trends and to accommodate customers’ needs, the management plans to restructure the flower tea segment and refine the current tea products to grinding tea drinks to meet the market demand.

Results of Operations

The three months ended September 30, 2010 as compared to three months ended September 30, 2009

	For the three months ended September 30,
in USD except percentage	2010		2009		Change
		% of revenue		% of revenue	Amount	Percentage
Revenues, net	$30,617,820	100.0	$18,362,383	100.0	$12,255,437	66.7%
Cost of Goods Sold	24,711,477	80.7	14,895,327	81.1	9,816,150	65.9%
Gross Profit	5,906,343	19.3	3,467,056	18.9	2,439,287	70.4%
Operating Expenses:
Sales, marketing and others	360,572	1.2	149,663	0.8	210,909	140.9%
General and administration	701,882	2.3	307,600	1.7	394,282	128.2%
Income from Operations	4,843,889	15.8	3,009,793	16.4	1,834,096	60.9%
Others income	2,842	0.0	7,312	0.0	-4,470	-61.1%
Income before Income Taxes	4,846,731	15.8	3,017,105	16.4	1,829,626	60.6%
Provision for Income Taxes	1,184,907	3.9	745,852	4.1	439,055	58.9%
Net Income	$3,661,824	12.0	$2,271,253	12.4	$1,390,571	61.2%

	Sales for the three months ended September 30,
in USD except percentage	2010		2009		Change
		% of sales		% of sales	Amount	Percentage
Herb cultivation	$1,341,110	4.38	$563,826	3.07	$777,284	137.9%
TCM processing and distribution	3,710,548	12.12	2,104,156	11.46	1,606,392	76.3%
Flower tea	755,388	2.47	1,868,797	10.18	(1,113,409)	-59.6%
Distribution	24,810,775	81.03	13,825,605	75.29	10,985,170	79.5%
Total	$30,617,821	100.00	$18,362,384	100.00	$12,255,437	66.7%

	Net income for the three months ended September 30,
in USD except percentage	2010		2009		Change
		% of income		% of income	Amount	Percentage
Herb cultivation	$419,097	11.45	$67,217	2.96	$351,880	523.5%
TCM processing and distribution	278,413	7.60	209,230	9.21	69,183	33.1%
Flower tea	204,073	5.57	401,530	17.68	(197,457)	-49.2%
Distribution	3,034,340	82.86	1,593,275	70.15	1,441,065	90.4%
Corporate	(274,099)	(7.49)	-	-	(274,099)	-
Total	$3,661,824	100.00	$2,271,252	100.00	$1,390,572	61.2%

Revenue. Our revenue increased by $12,255,437 or 66.7% to $30,617,820 for the three months ended September 30, 2010 from $18,362,383 for the three months ended September 30, 2009.  The contribution from distribution segment was $10,985,170, or 89.6% of the increasing of the total sales.

Revenue from distribution segment were $24,810,755 for the three months ended September 30, 2010, compared to $13,825,605 for the same period last year, an increase of $10,985,170 or approximately 79.5%.  This increase is driven by that we obtained exclusive distribution right from two pharmaceutical manufactures at the beginning of 2010 to sell totally over five hundred kinds of their products in Shandong province.

Revenue from herb cultivation segment were $1,341,110 for the three months ended September 30, 2010, compared to $563,826 for the same period last year, an increase of $777,284 or approximately 137.9%.  This increase is driven by that we leased two additional lands, totally 2,960 acres in 2010 to plant herbs and both lands began generate revenue in the third quarter of 2010.

Revenue from TCM processing and distribution were $3,710,548 for the three months ended September 30, 2010, compared to $2,104,156 for the same period last year, an increase of $1,606,392 or approximately 76.3%.  The increase is driven by that the increase of products variety and the price volatility of TCM products.

Revenue from flower tea segment were $755,388 for the three months ended September 30, 2010 compared to $1,868,797 for the same period last year, a decrease of $1,113,409 or approximately 59.6%.  This decrease is driven by various reasons that include the competitive market, the geographical limitation, general design and packaging, and insufficient marketing.

Cost of Goods Sold. Our cost of goods sold increased by $9,816,150 or 65.9% to $24,711,477 for the three months ended September 30, 2010 from $14,895,327 for the same period in 2009 consistent with increase of revenue.

Gross Profit. Our gross profit increased by $2,439,287 or 70.4 % to $5,906,343 for the three months ended September 30, 2010 from $3,467,056 for the same period last year. Our gross margin slightly increase from 18.9% for the three months ended September 30, 2009 to 19.3% for the three months ended September 30, 2010 due to the various reasons include that the herb cultivation segment generate revenue in the third quarter in 2010 and the increase of sales of exclusive distribution products.

Sales and Marketing Expenses. Our sales and marketing expenses increased by $210,909 to $360,572 for the three months ended September 30, 2010 from $149,663 for the three months ended September 30, 2009. The increase in sales and marketing expense is primarily due to the increase of advertising and freight costs.

General and Administrative Expenses. Our general and administrative expenses increased by $394,282 to $701,882 for the three months ended September 30, 2010 from $307,600 for the three months ended September 30, 2009.  The increase was primarily attributable to payments of various professional service fees, such as legal and accounting, etc.

Income from Operations. As a result of the foregoing, our income from operations increased to $4,843,889 for the three months ended September 30, 2010 from $3,009,793 for the three months ended September 30, 2009, an increase of 60.9% due to the increase of revenue.

Income Taxes. Our income tax expense increased to $1,184,907 in the three months ended September 30, 2010 from $745,852 in the same period in 2009. Our effective tax rate for our operating subsidiaries were 24.4% and 24.7% for the three months ended September 30, 2010 and 2009. The statutory rate under the laws of the PRC is twenty-five percent and difference is due to that our herb cultivation segment is subject to zero income tax in China.

Net Income. Our net income increased by $1,390,571 to $3,661,824 for the three months ended September 30, 2010 from $2,271,253 for the three months ended September 30, 2009. Our profit margin slightly decreased from 12.4% for the three months ended September 30, 2009 to 12.0% for the three months ended September 30, 2010. The decrease of profit margin was mainly due to the corporate costs incurred after the Merger. The net income of our herbs cultivation segment increased by $351,880, or 523.5% to $419,097 for the three months ended September 30, 2010 from $66,217 for the same period last year.  The significant increase is primarily driven by the increasing price of our herbs product. We anticipate that our net income will continue to increase as our sales increase.

Result of Operations – For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	For the nine months ended September 30,
in USD except percentage	2010		2009		Change
		% of revenue		% of revenue	Amount	Percentage
Revenues, net	$90,176,505	100.0	$57,415,438	100.0	$32,761,067	57.1%
Cost of Goods Sold	73,622,656	81.6	46,682,503	81.3	26,940,153	57.7%
Gross Profit	16,553,849	18.4	10,732,935	18.7	5,820,914	54.2%
Operating expenses:
Sales, marketing and others	725,424	0.8	448,308	0.8	277,116	61.8%
General and administration	1,305,317	1.4	823,457	1.4	481,860	58.5%
Income from Operations	14,523,108	16.1	9,461,170	16.5	5,061,938	53.5%
Others income	21,048	0.0	20,320	0.0	728	3.6%
Income before Income Taxes	14,544,156	16.1	9,481,490	16.5	5,062,666	53.4%
Provision for Income Taxes	3,609,764	4.0	2,365,726	4.1	1,244,038	52.6%
Net Income	$10,934,392	12.1	$7,115,764	12.4	$3,818,628	53.7%

	Sales for the nine months ended September 30,
in USD except percentage	2010		2009		Change
		% of sales		% of sales	Amount	Percentage
Herb cultivation	$1,345,969	1.49	$558,701	0.97	$787,268	140.9%
TCM processing and distribution	16,988,311	18.84	9,690,222	16.88	7,298,089	75.3%
Flower tea	3,658,462	4.06	3,527,045	6.14	131,417	3.7%
Distribution	68,183,762	75.61	43,639,470	76.01	24,544,292	56.2%
Total	$90,176,504	100.00	$57,415,438	100.00	$32,761,066	57.1%

	Net income for the nine months ended September 30,
in USD except percentage	2010		2009		Change
		% of income		% of income	Amount	%
Herb cultivation	$420,615	3.85	$66,607	0.94	$354,008	531.5%
TCM processing and distribution	1,988,998	18.19	1,318,787	18.53	670,211	50.8%
Flower tea	737,306	6.74	642,707	9.03	94,599	14.7%
Distribution	8,131,687	74.37	5,087,663	71.50	3,044,024	59.8%
Corporate	(344,214)	(3.15)	-	-	(344,214)	-
Total	$10,934,392	100.00	$7,115,764	100.00	$3,818,628	53.7%

Revenue. Our revenue increased by $32,761,067 or 57.1% to $90,176,505 for the nine months ended September 30, 2010 from $57,415,438 for the nine months ended September 30, 2009.  The contribution from distribution segment was $24,544,292, or 74.9% of the increasing of the total sales.

Revenue from distribution segment were $68,183,762 for the nine months ended September 30, 2010, compared to $43,639,470 for the same period last year, an increase of $24,544,292 or approximately 56.2%.  This increase is driven by that we obtained exclusive distribution right from two pharmaceutical manufactures at the beginning of 2010 to sell over five hundred kinds of their products in Shandong province.

Revenue from herb cultivation segment were $1,345,969 for the nine months ended September 30, 2010, compared to $558,701 for the same period last year, an increase of $787,268 or approximately 140.9%.  This increase is driven by that we leased two additional lands, totally 2,960 acres in 2010 to plant herbs and both lands began generate revenue in the third of 2010.

Revenue from TCM processing and distribution were $16,988,311 for the nine months ended September 30, 2010, compared to $9,690,222 for the same period last year, an increase of $7,298,089 or approximately 75.3%. The increase is driven by that the increase of products variety and the price volatility of TCM products.

Revenue from flower tea segment were $3,658,462 for the nine months ended September 30, 2010 compared to $3,527,045 for the same period last year, an increase of $131,417 or approximately 3.7%.  This slight increase is driven by various reasons.  The sales of flower tea had a significant decline in the third quarter in 2010 because of the competitive in the same kinds of product, the geographical limitation, general design and packaging, and insufficient marketing. We are planning to redesign the flower tea products and to restructure the flower tea segment in 2011.

Cost of Goods Sold. Our cost of goods sold increased by $26,940,153 or 57.7% to $73,622,656 for the nine months ended September 30, 2010 from $46,682,503 for the same period in 2009 consistent with increase of revenue.

Gross Profit. Our gross profit increased by $5,820,914 or 54.2% to $16,553,849 for the nine months ended September 30, 2010 from $10,732,935 for the same period last year. Our gross margin slightly decrease from 18.7% for the nine months ended September 30, 2009 to 18.4% for the nine months ended September 30, 2010 due to the various reasons that include price volatility of the herbal raw material.

Sales and Marketing Expenses. Our sales and marketing expenses increased by $277,116 to $725,424 for the nine months ended September 30, 2010 from $448,308 for the nine months ended September 30, 2009. The increase in sales and marketing expense is primarily due to the increase of advertising and freight costs.

General and Administrative Expenses. Our general and administrative expenses increased by $481,860 to $1,305,317 for the nine months ended September 30, 2010 from $823,457 for the nine months ended September 30, 2009. The increase was primarily attributable to payments of various professional service fees, such as legal, accounting, etc.

Income from Operations. As a result of the foregoing, our income from operations increased to $14,523,108 for the nine months ended September 30, 2010 from $9,461,170 for the nine months ended September 30, 2009, an increase of 53.5% due to the increase of revenue.

Income Taxes. Our income tax expense increased to $3,609,764 in the nine months ended September 30, 2010 from $2,365,726 in the same period in 2009 as a result of the increased revenue.

Net Income. Our net income increased by $3,818,628 to $10,934,392 for the nine months ended September 30, 2010 from $7,115,764 for the nine months ended September 30, 2009. Our profit margin slightly decreased from 12.4% for the nine months ended September 30, 2009 to 12.1% for the nine months ended September 30, 2010. The decrease of profit margin was mainly due to the corporate costs incurred after the Merger. The net income of our herbs cultivation segment increased by $354,008, or 531.5% to $420,615 for the nine months ended September 30, 2010 from $66,607 for the same period last year.  The significant increase is primarily driven by the increasing price of our herbs products. We anticipate that our net income will continue to increase as our sales increase.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

	For the nine months ended September 30,
in USD except percentage	2010	2009	Increase (Decrease)	% of Change
Net cash provided by operating activities	3,436,931	3,967,314	(530,383)	-13.4%
Net cash used in investing activities	(22,044)	(135,030)	112,986	-83.7%
Net cash used in financing activities	(3,095,275)	(1,389,437)	(1,705,838)	122.8%
Net increase/(decrease) in cash	229,612	2,442,847	(2,213,235)	-90.6%
Cash at the end of the year/period	7,830,291	7,621,727	208,564	2.7%

We had net working capital of $10,035,594 at September 30, 2010, an increase of $5,357 over $10,030,237 at December 31, 2009.  Cash for operations and liquidity needs are funded primarily through cash flows from operations. We believe that the funds available to us from operations are adequate to meet our operating needs in 2010.  For the nine months ended September 30, 2010, cash and cash equivalent increased by $375,144 compared to December 31, 2009 was primarily attributable to a number of factors, including the following:

Net cash provided by operating activities

For the nine months ended September 30, 2010, we generated $3,436,931 from operating activities, as compared to $3,967,314 for the nine months ended September 30, 2009. The decrease of $530,383 is primarily a result of increases in accounts receivable and inventory at the end of the nine-months period for $4,683,793 and $14,211,786, respectively.

Net cash used in investing activities

We used $22,044 in investing activities during the nine months ended September 30, 2010 as compared to $135,030 during the nine months ended September 30, 2009. This decrease of $112,986 in investing activities was primarily a result of purchasing less equipment.

Net cash used in financing activities

Cash used in financing activities was $3,095,275 for the nine months ended September 30, 2010 as compared to cash used in financing activities of $1,389,437 for the nine months ended September 30, 2009. The cash used in financing activities in both periods were primarily the result of dividends paid to the former stockholders of our operating subsidiaries. We paid $4,309,377 and $3,435,470 to the former stockholders of our operating subsidiaries for the nine months period ended September 30, 2010, and 2009, respectively.

Capital Resources

We entered into a note payable on December 23, 2009 with Shandong Qilu bank. The loan amount is $447,888 and $219,751 at September 30, 2010 and December 31, 2009, respectively, and is due on December 21, 2010. The loan is bearing an interest at 7.434% annually and the interest is payable monthly.

We entered an entrustment guarantee contract with Kexin Fengda Investment Guarantee Co, Ltd (“Kexin Fengda”) whereby Kexin Fengda guarantees the payment of the note payable in the amount of RMB 1,500,000 to Shandong Qilu bank from December 9, 2009 to December 9, 2010.  Kexin Fengda received payment of approximately $6,000 in consideration for this guarantee.

The general manager of Yaoyuan, Yanliang Song provided counter-guarantee to Kexin Fengda using all his personal/family assets. Pursuant to the counter-guarantee, the chairman will guarantee the payment of the principal, interests, penalty interests, damages, and all the costs incurred by Kexin Fengda to pay back the loan in the event that the Company defaults on the loan. The counter-guarantee is valid for two years from December 9, 2010.

We entered into a note payable on March 22, 2010 with Shandong Qilu Bank.  The loan amount is $447,888 at September 30, 2010 and is due on March 22, 2011.  The loan is bearing an interest at 6.372% annually and the interest is payable monthly.

We entered a pledge agreement with Qilu Bank, which requested at least 6 million RMB of inventories to secure the loan.  The pledge is valid from March 22, 2010 to March 22, 2011. Qilu Bank has authorized Shandong Woerde Guarantee Company to supervise the pledged inventories.

Working Capital Requirements

Historically, operations has been sufficient to meet our cash needs. We believe that we will be able to generate revenue from operations to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start-up new businesses, and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary.

Contractual Obligations

We lease various facilities under lease agreements ranging from month to month to fifteen-year terms. The following tables set forth the detail information of the lease obligations:

No.	Lessor	Term	Rent (RMB)	Rent (US$)	Description
1	General Tobacco Group Co., Ltd.	July 1, 2009 – June 30, 2012	1,417,295 per year	208,780 per year	Used as distribution center, totaling 15,533 square meters
2	General Tobacco Group Co., Ltd.	March 1, 2010 -February 28, 2011	180,000 for the first year and increase at a rate of 5% per year thereafter	26,370 per year and increase at a rate of 5% per year thereafter	Used for parking, totaling 156,020 square meters
3	General Trading Co., Ltd.	March 1, 2010-March 28, 2015	30,000 for the first year and increase at a rate of 5% per year thereafter	4,392 for the first year and increase at a rate of 5% per year thereafter	Used as offices, totaling 1,161 square meters
4	Shujun Xu	November 1, 2006-October 31, 2010	360,000 for the first year; 420,000 for the second year; 480,000 for the third year; 540,000 for the fourth year; 600,000 for the fifth year.	52,703 for the first year; 61,487 for the second year; 70,271 for the third year; 79,055 for the fourth year; 87,839 for the fifth year.	Used as distribution center, totaling 2,449 square meters
5	Anhui Province Bozhou City Fengyi Institute of Traditional Chinese Medicine	August 1 2008 –July 31, 2023	1,200,000 per year	175,677 per year	Used as warehouse, totaling 3,000 square meters
6	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	January 1, 2010-December 31, 2014	14,970,000 for 2010, 8,800,000 per year thereafter.	2,191,576 for 2010, 1,289,207 per year thereafter.	Used for herb cultivation, totaling 1,318 acres
7	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	July 1, 2010 - December 31, 2015	31,450,367 for 2010, 16,939,939 for 2011, 10,468,500 per year thereafter.	4,695,416 for 2010, 2,520,066 for 2011, 1,562,906 per year thereafter	Used for herb cultivation, totaling 1,642 acres.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical accounting policies

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Accounts Receivable

The Company records accounts receivable, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any is recognized in the consolidated statement of operations within "General and administrative expenses". Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories are stated at the lower of cost (determined on a weighted average basis) or market. Raw materials include the herbal material that will be used to produce the flower tea and the OEM product.  Work-in-progress is composed of direct materials, direct labor, manufacturing overhead, and an attributable portion of land lease cost that has be capitalized as a component of inventory. The capitalized land lease cost will be recorded in cost of goods sold at such time the goods are sold. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales

Income Taxes

The Company is subject to the Income Tax Law of the People’s Republic of China.  Income taxes are accounted for under FASB ASC-740 Income Taxes or ASC 740.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and tax loss carry forwards.  Any deferred tax assets and liabilities would be measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The statutory rate under the laws of the PRC is twenty-five percent.  The Company’s herb cultivation segment is subjected to zero income taxes and per share saving on this tax is $0.004 per share for the three and nine month ended September 30, 2010 and $0.001 for the comparable period in 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We currently do not hold or use any derivative or other financial instruments that expose us to substantial market risk and we have no foreign exchange contracts.

We are exposed to foreign exchange risk arising from fluctuations in the exchange rate between U.S. Dollars and Renminbi. Our operations are located in the People’s Republic of China and substantially all of our revenues and assets are denominated in Renminbi. However our reporting currency is the U.S. Dollar and some of our expenses are denominated in U.S. Dollars. As a result, our financial results are potentially subject to the impact of changes in value between U.S. Dollars and Renminbi. If the Renminbi depreciates relative to the U.S. Dollar, the value of our revenues, earnings and assets as reported in our financial statements will decline.

Item 4.  Controls and Procedures.

Evaluation of our Disclosure Controls

a)           Evaluation of Disclosure Controls and Procedures: As of September 30, 2010, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Exchange Act and Rules 13a-15(e) and 15d-15(e) promulgated thereunder.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed under the Exchange Act.

As a result of comments raised by the SEC, we determined that Amendment No.1 to our Current Report on Form 8K  on August 25, 2010, which included the consolidated financial statements of Global Pharma Enterprise Group Limited for the periods ended December 31, 2009, 2008, and for the period ended June 30, 2010 did not properly account for the following items, in accordance with United States generally accepted accounting principles, and, as a result, cannot be relied upon:

•
We need to revise disclosures pertaining to the acquisitions of three operating subsidiaries and how they, pursuant to an “Earn in Agreement” qualify us to account for these transactions as reverse acquisitions, or re-organizations.

•
In addition, prior to the reverse acquisitions there are unrecorded dividends of the PRC operating company, pursuant to acquisition agreements, through the date of the transactions that need to be accrued.

•	Finally, we also need to include the discussed changes in the pro-forma financial statements included in the filing.

Changes in internal control over financial reporting

b)           Changes in internal control over financial reporting:

Other than disclosed above, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

 There have not been any material changes to the Company’s risk factors from Amendment No. 1 to our Current Report on Form 8-K/A on August 25, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document
1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PHARM HOLDINGS, INC.

Date: November 15, 2010	/s/ Yunlu Yin
Yunlu Yin
Chief Executive Officer and President (Principal Executive Officer)

Date: November 15, 2010	/s/ An Fu
An Fu
Chief Financial Officer (Principal Financial and Accounting Officer)