Form 10-K
period 2010-12-31
Global Pharm Holdings Group, Inc.
filed 2011-04-13
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  333-152286

GLOBAL PHARM HOLDINGS GROUP, INC.

(Name of registrant in its charter)

Delaware	20-8767223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25/F New World Center, No. 6009
Yitian Road, Futian District,
Shenzhen,
People’s Republic of China	518026

(Address of principal executive offices)	(Zip Code)

86-755-83230226

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
(Title of class)

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☒   No    ☐

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock on June 30, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $420,000 based upon the most recent sales price ($.10) for such Common Stock on said date. As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, there were 26,000,000 shares of our Common Stock issued and outstanding, of which approximately 4,200,000 shares were held by non-affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    ☐   No     ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of shares of common stock, par value $0.001, outstanding as of April 13, 2011: 26,000,000

EX-10.5 (Lease Agreement, dated January 1, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian)

EX-10.7 (Lease Agreement, dated July 2, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian)

EX-10.8 (Lease Contract, dated May 27, 2009, by and between Yaoyuan and General Tobacco Group Co., Ltd.)

EX-10.10 (Lease Contract, dated June 19, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd.)

EX-10.11 (Lease Contract, dated July 1, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd.)

EX-10.13 (Lease Agreement, dated November 28, 2010, by and between Xiuying Hou and Tongdetang)

EX-10.14 (Lease Contract, dated November 17, 2010, by and between Xiangqing Zhao, Qiudong Yu and Global Pharma BVI)

EX-10.18 (Distribution Agency Agreement, dated February 11, 2010, by and between Bozhou City Zhong Zheng Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian)

EX-10.18A (Distribution Agency Agreement, dated January 15, 2011, by and between Bozhou City Zhongzheng Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian)

EX-10.21 (Distribution Agreement, dated January 1, 2010 by and between Xiuzheng Pharmaceutical Group Marketing Co., Ltd., and Yaoyuan)

EX-10.21A (Distribution Agreement, dated January 1, 2011 by and between Xiuzheng Pharmaceutical Group Marketing Co., Ltd., and Yaoyuan)

EX-10.22 (Distribution Agreement, dated January 1, 2010 by and between Hainan Lingkang Pharmaceutical Co., Ltd., and Yaoyuan)

EX-10.22A (Distribution Agreement, dated January 1, 2011 by and between Hainan Lingkang Pharmaceutical Co., Ltd., and Yaoyuan)

EX-10.28 (Earn-In Agreement)

EX-10.29 (Equity Transfer Agreement of Shandong Global Pharm Company)

EX-10.30 (Equity Transfer Agreement of Tonghua Tongdetang Pharmaceutical Company)

EX-10.31 (Equity Transfer Agreement of Anhui Xuelingxian Pharmaceutical Company)

EX-10.32 (Loan Contract, dated May 7, 2010, by and between Xuelingxian and Bank of China at Bozhou Branch)

EX-11.1 (Code of Business Conduct and Ethics)

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accountant Fees and Services.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this Annual Report on Form 10-K (this “Form 10-K”) under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 27A of the Securities Act of 1933, as amended and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.

Item 1. Business

Overview

Global Pharm Holdings Group, Inc. and its subsidiaries (collectively “the Company,” “we,” “our” or “us”) are engaged in the wholesale distribution of pharmaceuticals-related products, Chinese herb cultivation and preparations of raw materials for medicine.  We conduct business in the People’s Republic of China, or the PRC, through our operating subsidiaries: Shandong Global Pharm Co., Ltd., formerly Shandong Yaoyuan Pharmaceutical Co., Ltd, (referred to as Yaoyuan), Tonghua Tongdetang Pharmaceutical and Medicinal Materials Co., Ltd. (referred to as Tongdetang), and Anhui Xuelingxian Pharmaceutical Co. Ltd. (referred to as Xuelingxian and, together with Yaoyuan and Tongdetang, referred to as the PRC Subsidiaries).  We currently have four reportable segments, consisting of (i) pharmaceutical products distribution, (ii) Traditional Chinese Medicine, or TCM, processing and distribution, (iii) herbs cultivation and sales and production and (iv) sales of flower tea bags in China. Currently, we do not have intersegment sales.

Our principal executive offices are located at Room 2503-2505, New World Center, No.6009 Yitian Road, Futian District, Shenzhen, Guangdong 518026, People’s Republic of China.

Business History

We were incorporated in Delaware on February 9, 2007, under the name “Top Flight Gamebirds, Inc,” or Top Flight, to enter the commercial game bird industry and establish a large scale commercial game bird farm.  We raised Bobwhite Quail to provide the needs of the commercial hunting preserves, dog trainers and national organizations such as the National Shoot to Retrieve Association.  On September 20, 2010, we changed our name to Global Pharm Holdings Group, Inc.  Prior to the Reverse Merger (as defined herein), our revenues had not been sufficient to cover our operating costs and to allow us to continue as a going concern.

On August 6, 2010, our sole director and officer, Rhonda Heskett, entered into a share purchase agreement with Mei Li Tsai, pursuant to which Ms. Tsai acquired 19,094,000 of Ms. Heskett’s shares of our common stock for cash consideration of $450,000.  The $450,000 was expensed and was charged to additional paid-in capital. Subsequently, Mei Li Tsai became our largest stockholder of approximately 78.9% of our then total issued and outstanding shares of stock.  In addition, on August 6, 2010, our board of directors approved the appointment of Yunlu Yin as our new Chief Executive Officer and sole director, An Fu as our new Chief Financial Officer and Dan Li as our new Secretary while accepting the resignation of Rhonda Heskett as our director, President, Chief Executive Officer and Chief Financial Officer.  As a result of the foregoing, there was a change in control of the Company on August 6, 2010.

On August 12, 2010, Top Flight entered into and consummated a Share Exchange Agreement with Mei Li Tsai, the then sole shareholder of Global Pharma Enterprise Group Limited, a BVI company (referred to as Global Pharma BVI), and Global Pharma BVI to acquire all the issued and outstanding capital stock of Global Pharma BVI, in consideration for 1,800,000 newly issued restricted shares of Top Flight (referred to as the Reverse Merger).  The Reverse Merger was approved by the board of directors on August 12, 2010.  Immediately after the closing of the Reverse Merger, we had a total of 26,000,000 issued and outstanding shares of common stock and Mei Li Tsai was our then single largest shareholder of 20,894,000 shares of common stock, or approximately 80.36% of our total issued and outstanding 26,000,000 common shares. As a result of the Reverse Merger, Global Pharma BVI is now our wholly owned subsidiary. Since Mei Li Tsai had purchased 19,094,000 shares of common stock from Rhonda Heskett pursuant to the share purchase agreement as referenced above and became our largest shareholder of 78.9% of Top Flight’s then total issued and outstanding shares and was also the sole shareholder of Global Pharma BVI, both Global Pharma BVI and Top Flight were under common control of Mei Li Tsai just prior to the Reverse Merger.

After Top Flight entered into the Share Exchange Agreement with Global Pharma BVI on August 12, 2010, pursuant to the Earn-In Agreement, as thereafter amended as further described below, the shareholders, including the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, and the key management of Global Pharma BVI were given the right to purchase 20,894,000 shares at four different occurrence dates, contingent on various targets for total consideration of $300,000. The $300,000 was expensed as a cost of the reverse merger and charged to additional paid-in capital. Targets include binding three years employment contracts with various members of management within six months of this agreements and target after tax net income (the non-cash expenses is excluded from the calculation of net income) of Global Pharma BVI of $3.6 million, $3.8 million, and $15.2 million for the three months ended June 30, 2010 and September 30, 2010, and for the 12 months ended December 31, 2010, respectively.  Pursuant to the Share Exchange Agreement, key management and the former shareholders, including beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, acquired call rights to own 80.36% of Top Flight. On September 20, 2010, Top Flight changed its name to Global Pharm Holdings Group, Inc.

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

Prior to our acquisition of Global Pharma BVI on August 12, 2010, Global Pharma BVI entered into a series of agreements pursuant to which Global Pharma BVI acquired 100% of certain entities, which subsequently become wholly owned subsidiaries of Global Pharma BVI and, subsequent to the Reverse Merger, became our wholly owned indirect subsidiaries. On June 29, 2010, Mei Li Tsai and Global Pharma BVI entered into a share transfer agreement, pursuant to which Mei Li Tsai transferred all the 10,000 ordinary shares of Binomial Biopharm Group Limited, a Hong Kong company (referred to as Binomial), to Global Pharma BVI for a consideration of 10,000 Hong Kong dollars. On the same day, Mei Li Tsai and Global Pharma entered into another share transfer agreement, pursuant to which Mei Li Tsai transferred all the 1,000,000 ordinary shares of Hong Kong Wisdom Fortune Medicine Holding Group Limited, a Hong Kong company (referred to as Wisdom Fortune), to Global Pharma BVI for a consideration of 1,000,000 Hong Kong dollars. As a result thereof, Global Pharma BVI is the holding company of all the shares of Binomial and Wisdom Fortune. Global Pharma BVI was incorporated on June 14, 2010 under the laws of the British Virgin Island and Binomial and Wisdom Fortune were each incorporated under the laws of Hong Kong on September 9, 2009 and July 25, 2008, respectively.

On May 6, 2010 and May 8, 2010, Wisdom Fortune and Binomial, respectively, entered into Equity Transfer Agreements, with the shareholders of Yaoyuan, Xuelingxian and Tongdetang. Global Pharma BVI paid RMB 5,180,000 (approximately US$ 700,418), RMB3,000,000 (approximately US $405,647), and RMB10,000,000 (approximately US $1,352,158) to the shareholders, including beneficial owners, of Xuelingxian, Tongdetang, and Yaoyuan, respectively, representing their registered capital at the time (referred to as the Equity Transfers).

As a result of the Equity Transfers, Binomial currently holds all the equity interests in Xuelingxian and Tongdetang. Tongdetang and Xuelingxian were incorporated on February 2, 2002 and on July 23, 2008, respectively, under the laws of the PRC. Prior to the Equity Transfer, the shareholders of Xuelingxian were Yunlu Yin, Dandan Wang, Shulan Li, and Hong Zhang. The shareholders of Tongdetang were Yunlu Yin, Qingdong Zeng, and Feng Jin.  Mei Li Tsai was the sole shareholder of Binomial from its inception until Global Pharma BVI acquired Binomial on June 29, 2010.

In addition, as a result of the Equity Transfers, Wisdom Fortune currently holds all the equity interest in Yaoyuan. Yaoyuan was incorporated under the laws of the PRC on June 18, 2007.  Prior to the Equity Transfer, the shareholders of Yaoyuan were Yunlu Yin, Shouqiang Han, Yanming Lv, Guojun Zhao, Junyan Su, Boliang Zhu, and Chaobo Song.  Mei Li Tsai was the sole shareholder of Wisdom Fortune from its inception until Global Pharma BVI acquired Wisdom Fortune on June 29, 2010.

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

On June 29, 2010, Mei Li Tsai, the then sole shareholder of Global Pharma BVI, entered into an Earn-In Agreement, as thereafter amended, with key management and the former shareholders, including beneficial owners, of Xuelingxian, Tongdetang, and Yaoyuan. Pursuant to the agreement, Global Pharm agreed to enter into a share exchange agreement, at a date subsequent to the agreement, with a United States domiciled shell company and at that time the former shareholders, including beneficial owners, would be entitled to call rights to acquire the controlling interest in the publicly held company.

Our Corporate Structure

As set forth in the following diagram, following the Reverse Merger and change of control, we own all the issued and outstanding shares of Global Pharma BVI. Global Pharma BVI, in turn, owns all the issued and outstanding shares of Binomial and Wisdom Fortune. Binomial holds all the equity interests in Xuelingxian and Tongdetang. Wisdom Fortune holds all the equity interest in Yaoyuan. A diagrammatic representation of our corporate structure, indicating the legal domicile, geographic location and ownership/control, is as follows:

Our PRC Subsidiaries

Yaoyuan

Yaoyuan was incorporated under the laws of the PRC with a registered capital of RMB10, 000,000 (approximately US$1,352,158). Its predecessor, Ji’nan Sanchao Pharmaceutical Co., Ltd., incorporated as a limited liability company under the PRC laws on November 1, 2005, changed its name to Ji’nan Tian’an Pharmaceutical Co., Ltd. on June 18, 2007 and then to Shandong Yaoyuan Pharmaceutical Co., Ltd. on June 4, 2008. The term of operation for Yaoyuan is from November 1, 2005 to June 28, 2030. On May 6, 2010, the shareholders of Yaoyuan and Wisdom Fortune entered into an agreement, whereby a 100% equity interest in Yaoyuan was transferred to Wisdom Fortune for a consideration of RMB10, 000,000 (approximately US$1,352,158) in cash. On May 21, 2010, Yaoyuan became a foreign wholly owned subsidiary of Wisdom Fortune under the PRC laws.

Yaoyuan primarily engages in the wholesale distribution and sales of pharmaceuticals and traditional Chinese medicine, or TCM, to customers in Shandong province, including hospitals, pharmaceutical companies and retail pharmacies. As a Good Supply Practice, or GSP, certified pharmaceutical company, Yaoyuan operates a 215,000 square feet modern distribution center comprising of an advanced modern warehouse of 161,458 square feet. The facility possesses the ability to store its pharmaceutical inventory at various temperatures.

Yaoyuan currently purchases its products for resale from various suppliers in the PRC, including pharmaceutical manufacturers and wholesalers. Yaoyuan makes its product selection based on customer preference and market demand. It also ensures that the manufacture date of the products it purchases does not exceed six months prior to the date of purchase.

Typically, Yaoyuan enters into annual master supplier or distribution contracts with its suppliers and customers at the beginning of each year, which provide the general terms and conditions for transactions in the supplier's products and customer sales over the year.  It then enters into a separate order for each consignment of goods, which specifies the type, price and amount of the products it purchases or distributes.   Yaoyuan sells or distributes the products to its customers, usually at a price predetermined by the suppliers. Depending on the terms of the contracts, Yaoyuan may or may not be responsible for the shipping cost.

Yaoyuan normally enters into annual delivery contracts with third party carriers for delivery of products to its customers. Pursuant to these contracts, Yaoyuan pays a delivery fee of RMB400 (approximately US $59) per vehicle per day, plus tolls, parking and fuel, and the carrier ships the products to designated places and will be responsible for the damages where the products are lost or damaged in transit. Yaoyuan also owns a small fleet of six trucks used for short distance delivery from its warehouse to third-party carriers.

Tongdetang

Tongdetang, a PRC company, was incorporated in Tonghua City, Jilin province on February 2, 2002 with a registered capital of RMB3, 000,000 (approximately US $405,647). Its term of operation is from February 2, 2002 to February 5, 2032. On May 8, 2010, the shareholders of Tongdetang and Binomial entered into an agreement, whereby Binomial acquired a 100% equity interest from Tongdetang’s shareholders for a consideration of RMB3, 000,000 (approximately US $405,647) in cash. On May 19, 2010, Tongdetang became a foreign wholly owned subsidiary of Binomial under the PRC laws.

Tongdetang engages in the wholesale distribution of pharmaceuticals and TCM to over 2,100 customers, including various local Class II hospitals and numerous county health centers/clinics and drugstores. Tongdetang’s core business centers on the major towns and cities in Jilin and Liaoning provinces and every county within Tonghua City and its nearby regions. Its area of operations covers 26,791 square feet, including a 22,486-square feet GSP-certified warehouse and 4,306-square foot office area. The 22,486 square feet GSP-certified warehouse has the ability to store Tongdetang’s pharmaceutical inventory at various temperatures.

Tongdetang purchases its products for resale based on the market demand. It is able to purchase the products at lower prices from local manufacturers and wholesalers because of its geographical advantage. It is situated in the hub of the northern PRC pharmaceutical manufacturing industry cluster and rich Chinese herb resource bank. Typically, Tongdetang enters into master supplier contracts with its suppliers at the beginning of each year, which provides the general terms and conditions for transactions in the supplier’s products over the year. It then enters into a separate order for each consignment of goods each time it actually purchases products from a supplier. Upon purchase, Tongdetang takes title to the products and books them as inventory.  It then distributes the products to its customers at a price predetermined by the suppliers. The suppliers bear the delivery fee and guarantee products supply during the term of the contract. Typically, Tongdetang pays for these products within 60 days from the date of delivery. Tongdetang typically provides 30-day credit terms to its customers.

The suppliers normally deliver products to Tongdetang’s warehouse, but Tongdetang may arrange for the transportation of products to its warehouse if a particular supplier is unable to do so. In such a case, Tongdetang levies a fee on the supplier for reimbursement of the transportation costs. Tongdetang usually enters into annual delivery contracts with third-party carriers for delivery of products to its customers. Tongdetang will pay an agreed-upon delivery fee to its carriers for each delivery. The carriers assume the responsibility for any loss or damage to the products en route to Tongdetang’s customers. There is no seasonality or cycles for its sales.

Xuelingxian

Xuelingxian, a PRC company, was incorporated in Anhui province on July 23, 2008 with a registered capital of RMB 5,180,000 (approximately US $700,418). Its term of operation is from July 23, 2008 to June 8, 2030. On May 8, 2010, the shareholders of Xuelingxian and Binomial entered into an agreement, whereby a 100% equity interest in Xuelingxian was transferred to Binomial in exchange for a consideration of RMB5, 180,000 (approximately US $700,418) in cash. On May 24, 2010, Xuelingxian became a foreign wholly owned subsidiary of Binomial under the PRC laws.

Xuelingxian engages primarily in the Chinese herb cultivation, TCM processing and distribution, sale of flower tea bags, and OEM drugs (OEM drugs refer to generic drugs we purchase from pharmaceutical manufacturers that we rebrand and sell under our own brand names).

Xuelingxian rents two Chinese herbal planting bases totaling approximately 2,960 acres and has entered into independent contracts with local farmers, whereby the farmers tend to the cultivation of the Chinese herbs including seeding, conducting planting experiments, and harvesting. These farmers are independent contractors and are paid monthly. The planting base, as well as the warehouses and administrative offices of Xuelingxian, are located in Bozhou region, which is the largest domestic Chinese herb cultivation and trading center in the PRC. Bozhou has a history of 1,800 years in Chinese herb cultivation and trading. Every year, thousands of varieties of Chinese herbs are traded at the Bozhou TCM raw materials transaction market.

Besides the agribusiness, Xuelingxian also processes approximately 500 varieties of Chinese natural herbs that it purchases from the Bozhou TCM raw materials transaction market, and sells these processed herbs to either pharmaceutical distributors, hospitals or various types of medical institutions. Those treated herbs are often called “prepared slices” and can be immediately used as herbal medicine. The kind of treatment applied to the herbs varies according to the type of herbs. Xuelingxian now hires 104 skillful farmers working as independent contractors to carry out this work and processes such as herbal cultivation, crushing, powdering and slicing. Additionally, Xuelingxian engages in the business of sale and distribution of five varieties of OEM drugs. These drugs are originally manufactured by small pharmaceutical companies.

Xuelingxian maintains a production line for the manufacture of flower tea bags in Bozhou. Xuelingxian entered into a 15-year contract with Bozhou Fengyi Institute of Traditional Chinese Medicine to rent a 107,639 square feet factory.  (For more information about the rent, please see the Item 2, “Properties” of this Annual Report on Form 10-K). Xuelingxian currently sells 13 different types of flower tea bags. The flower tea bags are sold to supermarkets, chain drug stores and small pharmacies in Anhui province.

In 2010, the revenue composition of Xuelingxian was 53%, 36% and 11% for TCM processing and distribution, herb planting and flower tea, respectively.

Xuelingxian’s herb cultivation and sales business is subject to seasonal fluctuations. Demand is lower in the first quarter of each year because our customers generally pay fewer visits to drugstores during the Chinese New Year, which occurs during that period. Sales also are lower in summer from July to August.  Sales increase during the autumn period, starting from September until the winter, which is harvest season for herbal plants.

Products

Yaoyuan and Tongdetang

The major pharmaceutical products Yaoyuan and Tongdetang sell can be divided into two major groups: OTC and prescription drugs. Based on different usages, they can be broken down into 18 categories, including: Gynecologic, Anti-allergy, Pediatrics, Analgesia, Cardiovascular, Antibiotics, Diet, Rheumatology and Bone Disease, Neural, Gastrointestinal diseases, Urology, Hepatobiliary, ENT (Ear, Nose and Throat), Diabetes, Asthma, Flu, Kidney and Ophthalmology.

In 2010, Yaoyuan sold over 4,800 types of products, of which approximately 680 are exclusively distributed by Yaoyuan in Shandong province. Yaoyuan’s primary products sold consists of prescription drugs and over-the-counter, or OTC, drugs.  Sales for each category accounted for 72% and 28%, respectively, of the total sales in 2010. There is no seasonality or cycles for its sales.

In 2010, Tongdetang sold over 7,200 types of products. Tongdetang’s primary products sold are OTC drugs, prescription drugs and nutritional supplements.  Sales for each category accounted for 45%, 42% and 13%, respectively, of the total sales in 2010. There is no seasonality or cycles for its sales.

Xuelingxian

The major products of Xuelingxian are self-cultivated Chinese herbs, processed Chinese herbs, flower tea bags series and OEM drugs.

Xuelingxian has contracted to obtain the right to affix its own trademark “Xuelingxian” on the drugs and to resell them. Xuelingxian has the license to sell five varieties of OEM drugs under the trademark of “Xuelingxian.” (For more information of the trademark, please see the “Intellectual Properties” subsection.) These drugs are Tenghuang Jianguwan, Yigan Jiedu (capsule), Fuke Zhixueling, Tianma (capsule) and Sanqi Shangyaopian. The ingredients and usages of these drugs are listed as follows:

Name	Ingredients	Usage

Tenghuang Jianguwan	Prepared rehmannia root, pyrola, drynaria rhizome (hot), desertliving cistanche, herba epimedii, caulis spatholobi and semen raphani (frying).
Tonifying the kidney, invigorating the circulation of blood and relieving pain. Treatment of Marie-Strumpell disease, cervical spondylosis, calcaneal spur, hypertrophic arthritis and kaschin beck disease.

Yigan Jiedu (capsule)	Golden cypress, rhizomabistortae, scutellariabaicalensis, rheum officinale, rhizome picrorhizae, rhizoma smilacis glabrae, black alum and cyrtomium fortune.	Clearing heat and detoxicating, soothing liver-gallbladder; treating hepatitis B and liver and gallbladder damp-heat.

Fuke Zhixueling
Prepared rehmannia root, schisandra chinensis, eucommia ulmoides (carbonized),  teasel root, radix paeoniae alba,  Chinese yam, oyster (calcining), cuttlebone, garden burnet (frying), cattail pollen (carbonized) and  mistletoe.
Tonifying kidney, retaining yin with astringent, consolidating Chong Vessel and promoting bloodclotting; used to treat uterine bleeding in women.

Tianma (capsule)
Rhizoma gastrodiae, notopterygium root, radix angelicae pubescentis, eucommia ulmoides (hot salt frying), the root of bidentate achyranthes, rhizoma dioscoreae hypoglaucae, monkshood (processed), angelica sinensis, rehmannia and radix scrophulariae.
Dispelling wind, eliminating dampness, relaxing tendons and activating collaterals; relieving muscular constricture and back and leg ache, etc.

Sanqi Shangyaopian	Pseudo-ginseng, radix aconiti agrestis (steamed), short-pedicel aconite root, borneol, drynaria rhizome, safflower, blood-wort and root of common peony.	Relaxing muscles and stimulating blood circulation; used in the treatment of traumatic injury, rheumatism, joint ache, acute and chronic bruise and neurodynia.

In addition to the OEM drugs, Xuelingxian also grows several varieties of Chinese herbs in the herbal planting base, and sells them at the Bozhou TCM raw materials transaction market. The growth period of these herbs are one year. There is a steady demand for our products at the Bozhou TCM raw materials transaction market. Since the Bozhou TCM raw materials transaction market attracts thousands of buyers across the country every year, and the varieties of herbs Xuelingxian grows are among the 1,200 varieties of the herbs which are highly sought after by the Chinese herbal medicine manufacturing market, Xuelingxian usually finds a ready market for its products. Xuelingxian does not maintain any long-term contracts with buyers, and such deals are often negotiated and consummated at the market.

Xuelingxian also processes over 40 varieties of herbs, making herbs into a prepared slice of Chinese herbal medicine by different means such as drying, powdering and slicing. Since these treatments applied to the herbs are very basic, Xuelingxian does not have to pay income tax on the income it earns for the processed herbs. (For more information, please see the subsection (“Government Regulation.”)

Distribution Process

Our distribution process is set forth below:

1.	Certification/Management of supplier’s qualification: we review our suppliers’ qualifications and only purchase goods from certified suppliers;
2.	Procurement forecasting: we make medium to long-term procurement plans based on market demand and our forecast and then implement the procurement plan;
3.	Procurement agreement: we enter into procurement agreements with manufacturers and upper-level suppliers and establish sales terms such as sales/purchase price and term of payment;
4.	Procurement planning: we enter into short-term procurement plans to promptly react to the market demand and deal with the short-term emergencies;
5.	Procurement request: we receive purchase orders from our clients;
6.	Order: we order drugs from manufacturers or upper-level distributors based on the procurement request we received from our clients;
7.	Quality inspection: we conduct quality inspection according to our drug quality control standards;
8.	Storage: our purchased products are stored in the warehouse;
9.	Distribution approval: orders from our clients need to be approved by us before delivery;
10.	Distribution center: from our distribution center, we deliver goods to our clients and our branches (or regional offices).

Quality Control

In China, each pharmaceutical distributor is required to meet the GSP standards and obtain a Pharmaceutical Trading Permit before it engages in any pharmaceutical distribution. GSP standards regulate wholesale and retail pharmaceutical product distributors to ensure the quality of distribution of pharmaceutical products in China. The current applicable GSP standards require pharmaceutical product distributors to implement strict controls on the distribution of medicine products, including standards regarding staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control. Pharmaceutical Trading Permits are granted by the State Food and Drug Administration to distributors that meet requirements such as legally qualified pharmaceutical experts, hygienic equipment and facilities, quality control on products distributed and records retention for at least three years.

We are GSP-certified and have obtained a Pharmaceutical Trading Permit.  In order to prevent counterfeit products penetrating into our supply chain, we have implemented a series of quality control procedures in our procurement process. We strongly emphasize quality control for both merchandise sourcing and delivering services. Our quality control starts with procurement. In particular, we have screened numerous GMP-certified manufacturers in China and selected a core set of certain suppliers after reviewing product selection and quality, manufacturing, packaging, transportation and storage capabilities, as well as cost competitiveness.

We conduct random quality inspections of each batch of products we procure. We replace any suppliers that fail to pass our quality inspections. We have established a quality control department and maintain quality inspectors at each of our subsidiaries.

Customers and Suppliers

Yaoyuan

None of Yaoyuan’s customers accounted for more than 10% of its annual sales for the past three fiscal years. Yaoyuan has a very diverse customer base and is not dependent on any one customer for a major portion of its sales. The top ten customers accounted for 32% and 35% of its annual sales for years 2010 and 2009, respectively.

For 2010 and 2009, the sales of Yaoyuan have been mainly concentrated in Shandong province, which accounts for 75% and 78% of the annual sales of Yaoyuan, respectively.

Tongdetang

None of Tongdetang’s customers accounted for more than 10% of the total sales for the past three fiscal years. Tangdetang’s customers are very diverse. Tongdetang is not dependent on any one major customer for a material portion of its sales. The top ten customers accounted for only 13% and 16% of its total sales for 2010 and 2009, respectively.

The significant majority of sales for 2010 and 2009 are in the Tonghua and Baishan regions of Jilin province and a small percentage of sales are in the Liaoning province. The percentage of sales for 2010 and 2009 in Jilin was 97% and 99%, respectively, and 2% and 1%, respectively, in Liaoning.

Xuelingxian

Xuelingxian’s main customers are downstream distributors, individual agents, individual vendors, hospitals, clinics, supermarkets and pharmacies. One customer, Anhui Wan An Medicine Company, Ltd, accounted for more than 10% of Xuelingxian’s sales in 2010 and 2009. Xuelingxian does not have any long-term contracts with any of its customers, and it distributes its products to various provinces in the PRC, including Jilin, Shandong and Jiangxi.

Suppliers

Yaoyuan

For 2010, Yaoyuan had two major suppliers that provided approximately 56% and 10%, respectively, of its annual raw materials. For 2009, one supplier provided 24.5% of Yaoyuan’s total purchase.

Yaoyuan typically enters into annual distribution agreements with the suppliers under which Yaoyuan distributes products for Xiuzheng Pharmaceutical Group Marketing Co., Ltd., or Xiuzheng, at a predetermined price and makes monthly payment to the suppliers for the products distributed each month.

Tongdetang

Tongdetang had no suppliers that accounted for more than 10% of its annual purchase for 2010. It had two major suppliers that accounted for 13.5% and 11.6%, respectively, of its annual purchase in 2009. Tongdetang typically enters into annual distribution agreements with the suppliers under which Tongdetang distributes their products at a predetermined price and makes monthly payment to them for the products distributed each month.

 Xuelingxian

Since Xuelingxian itself is an upstream supplier, supplying herb plants and roughly processed herbs which need to be furthered processed by downstream manufacturers, its suppliers of raw materials are mainly suppliers of drugs and health products for its distribution business.

Xuelingxian had one supplier, Bozhou Zhong Zheng City Sliced Chinese Crude Drugs Company, Ltd., that accounted for 24% and 46% of its annual purchase in 2010 and 2009, respectively. Xuelingxian entered into annual supply agreement, dated February 1, 2009 and February 11, 2011 respectively with Bozhou Zhong Zheng City Sliced Chinese Crude Drugs Company, Ltd. We do not have long-term contracts with any of our suppliers.

Material Supply Agreement

On January 1, 2010, Yaoyuan and the Tongyao Branch of Xiuzheng entered into a general distribution agreement, or the Xiuzheng Agreement. The term of the Xiuzheng Agreement is from January 1, 2010 to December 31, 2010. Pursuant to the Xiuzheng Agreement, Yaoyuan is obligated to distribute Xiuzheng’s products within Shandong province. Xiuzheng bears the costs for the delivery of its products to Yaoyuan while Yaoyuan is responsible for the expenses of delivery to its clients. If the products are defective, Yaoyuan will notify Xiuzheng within seven days upon receiving the products. Otherwise, Yaoyuan bears the loss incurred. Yaoyuan is also obligated to help market Xiuzheng’s products, protect Xiuzheng’s intellectual property rights and deal with public relation affairs. The Xiuzheng Agreement will be terminated if Yaoyuan distributes counterfeit products, does not distribute products at specified prices or distributes the products outside Shangdong province.

On January 1, 2010, Yaoyuan and Hainan Lingkang Pharmaceutical Co., Ltd., or Lingkang, entered into a provincial exclusive distribution agreement, or the Lingkang Agreement. The term of the Lingkang Agreement is from January 1, 2010 to December 31, 2010. According to the Lingkang Agreement, Yaoyuan has the right to distribute Lingkang’s products exclusively in Shandong province. Lingkang bears the costs for delivery of its products to Yaoyuan while Yaoyuan is responsible for the expenses of delivery to its clients. If the products are defective, Lingkang is responsible to recall such products and to pay for all the related costs. Yaoyuan is obligated to help market Lingkang’s products.

Both contracts have been renewed at the same terms for 2011.

Marketing and Sales

The success of our business largely depends on our marketing and sales efforts. We expanded our market reach by increasing the size of our sales force and increasing our marketing budget.

We have an extensive distribution network covering Shandong, Jilin and Anhui provinces with 140 marketing and sales employees dedicated to marketing and selling our products. We generate business by marketing directly to hospitals, pharmaceutical companies, retail drugstores and medical clinics in the PRC.  Additionally, we promote our company and products by attending pharmaceutical exhibitions, such as Pharmchina Exhibition and monthly provincial exhibitions.  We also advertise our business and products to consumers through brochures and outdoor advertising.

Our sales staff is paid a commission based on the volume of sales they generate and the types of products they sell.

Set forth below is a breakdown of our marketing and sales staff among our PRC Subsidiaries and the annual marketing expense for the past three years.  We anticipate that our marketing expense will grow as we expand our business organically and through future acquisitions.

	Number of Sales	Marketing Expense (US$)
Company	Staff	2010	2009	2008

Yaoyuan	75	775,296	309,586	187,627

Tongdetang	53	195,576	177,312	106,110

Xuelingxian	12	150,450	123,632	26,294

Overview of the PRC Pharmaceutical Industry

We operate in the large and rapidly growing healthcare industry in the PRC. The PRC healthcare industry is supported by a combination of socio-economic factors, such as the growth of the PRC’s economy, size of its overall population and the proportion of its population over the age of 60, living standards, health consciousness, lifestyle-related disorders and active PRC government support.

Primary Growth Drivers of the Healthcare Industry: Increased Spending and Active Governmental Support

According to the PRC Statistical Yearbook 2009, or the “Yearbook, from 2005 to 2009, the average per capita annual disposable income of the PRC’s urban residents increased from approximately RMB 3,225 (approximately $474) to RMB5,153 (approximately $1,356). According to the Yearbook, the PRC’s Gross Domestic Product, or GDP, grew at a compound annual growth rate, or CAGR, of 16.4% from 2005 to 2009, and its per capita GDP grew from RMB18, 494 (approximately $2,719) in 2005 to approximately RMB33, 535 (approximately $4,931) in 2009. During this period, national income and disposable income levels increased significantly.

With rising living standards and increasing disposable income, people in the PRC have naturally become more health conscious. These developments have resulted in both urban and rural residents spending more on healthcare. According to the PRC National Bureau of Statistics, consumer expenditure on healthcare in the PRC’s urban and rural areas increased from approximately RMB476 (approximately $70) and RMB118 (approximately $17) per person in 2003, respectively, to approximately RMB786 (approximately $115) and RMB246 (approximately $36) per person in 2007, respectively.

As part of its Eleventh Five-Year Plan (2006-2010), the PRC government has actively supported the PRC healthcare industry by creating a number of incentives and enacting programs, including increased funding for building additional hospitals, research centers and other healthcare facilities, enacting healthcare reforms and standards and subsidizing healthcare services for its citizens. The PRC government has announced it will spend an additional RMB850 billion on healthcare programs from 2009 to 2011, which will significantly bolster the PRC healthcare market.

Pharmaceutical Distribution in the PRC

The pharmaceutical distribution market connects pharmaceutical manufacturers with pharmaceutical retailers, including hospital pharmacies, drugstore chains and independent community drugstores, community clinics and other points of sale retail outlets. Distributors can increase the operating efficiencies of manufacturers by acting as the latter’s direct customers and relieving them from the burden of delivery to, and collecting payment from, numerous retailers. On the other hand, by using distributors as suppliers, retailers benefit from reduced transaction costs and administrative burdens as well as improved confidence in their product supply. The chart below illustrates the distribution value chain of pharmaceutical products in the PRC:

Typically, pharmaceutical distributors enter into agreements to purchase pharmaceutical products from manufacturers. In many cases, distributors also seek from manufacturers the right to be an exclusive distributor of a particular medicine or groups of medicines. They generate revenue by reselling these pharmaceutical products downstream and providing relevant services to customers in the retail market. In general, pharmaceutical distributors do not hire pharmaceutical sales representatives to promote medicines and healthcare products to physicians, pharmacists and other healthcare professionals. Promotional efforts are generally undertaken by the manufacturers or companies providing outsourced promotion services. However, distributors’ sales teams work with sales representatives of manufacturers to ensure that product demands are met.

In addition, large pharmaceutical distributors in the PRC offer complementary logistics and value-added services to manufacturers and retailers. In the PRC market, the ability to provide these services is highly valued and increasingly required by many larger customers, such as hospitals. As a result, a distributor’s ability to provide services constitutes a competitive advantage and enhances its relationships with customers and suppliers. These logistics and value-added services include electronic purchase orders confirmation, tailored packaging, repackaging and reprocessing services, product insurance brokerage, payment collection on behalf of manufacturers, product return, replacement or recall mechanisms, inventory tracking and management, delivery of specialty pharmaceutical products, technical support and sales assistance, import agency, customs clearance, free trade zone warehousing and other services.

Hospitals and Retail Pharmacies

In the PRC, people usually purchase medication from hospital pharmacies or retail pharmacies. Particularly, most prescribed drugs are filled in hospital pharmacies, because the drugs prescribed from doctors in a particular hospital are always reliably available. Retail pharmacies, though more convenient, do not maintain a large variety of prescribed drugs. With respect to OTC drugs, retail pharmacies are more preferable because of their proximity to customers.

Most hospitals in the PRC are owned and operated by the PRC government. In addition, the vast majority of hospitals are located in urban areas, with rural areas suffering from both a lack of hospitals and clinics as well as qualified medical staff and resources at the facilities they do have. PRC hospitals are classified under the Ministry of Health-administered hospital classification system into three classes based upon a number of factors, including reputation, number of doctors and nurses, total number of in-patient beds, equipment and expertise. The best and largest hospitals are designated as Class III hospitals, and the second and third tiers as Class II and Class I, respectively. In 2009, 1,233, 6,523, 5,110 and 7,425 were designated as Class III, Class II, Class I, and upgrading hospitals, respectively, according to Ministry of Health statistics yearbook of 2010.

While outpatients in the PRC generally fill their prescriptions at hospital pharmacies, they primarily purchase OTC medicine from retail pharmacies. To the extent that a medical condition can be treated with an OTC medicine, many Chinese choose to purchase an OTC medicine instead of seeing a doctor in a hospital for a prescription medicine.

The retail pharmacy sector in the PRC is highly fragmented, including pharmacy chain stores, individual stores, retail chain stores with OTC counters and OTC medicine counters in supermarkets. While they are expanding quickly, neither pharmacy chain stores nor retail chain stores with OTC medicine counters have developed a nationwide presence in the PRC. Retail pharmacies grew at a 16% CAGR, 2% higher than the growth rate of hospital pharmacies during the period of 2002 to 2007. As a result, the market share of retail drugstores increased from 27.3% in 2002 to 29.4% in 2007, as cited by Morgan Stanley Research dated February 6, 2009, China Pharmaceuticals (referred to as Morgan Stanley Research).

Future Development

Consolidation Needed to Survive in Fragmented Industry

•
Currently, the pharmaceutical distribution industry in China is highly fragmented. There were more than 7,000 GSP-certified pharmaceutical distributors as of 2009 according to the South Medicine Economics Research Institute, an affiliate of the State Food and Drug Administration, or the SFDA. According to China Association of Pharmaceutical Commerce (CAPC), the three largest pharmaceutical distributors in China accounted for only approximately 19.6% of the PRC pharmaceutical distribution industry in 2010, in terms of their share of the total revenues of the pharmaceutical distribution industry in China. Given the level of fragmentation in the pharmaceutical distribution industry, we believe that only large distributors with effective nationwide distribution capabilities, value-added supply chain services and large-scale operations will thrive.

•
In 2009, the top ten drugstore chains produced 38.9% of the sales from the top 100 drugstore chains. Retail drugstores can be categorized into three major types: individual stores, drugstore chains and OTC in supermarket or chain stores, as cited by China Drug Store Magazine.

Low Barriers to Entry for Start-ups

•
It is relatively easy to open a drugstore in the PRC. Although a GSP certification and registration with the local government are required, more than 100,000 drugstores were opened in 2009 and 2010. By the end of 2010, there were 388,581 drugstores including 244,934 individual stores.

Increasing Numbers of Chain Drugstores

•
According to the SFDA’s report, 2,130 chain drugstore companies managing approximately 143,647chain drugstores exist in the PRC. Facing the fierce market competition and changes in government policies, more and more individual drugstores are seeking to consolidate their operations, as cited from 2010 Deep Study Report of China Pharmaceutical Economics.

Government Policies Shifting the Balance to Drugstores

•
Government policy encourages drugstores to take more business from hospital pharmacies. We expect this trend to continue due to the: 1) government‘s intention to separate pharmacies from hospitals – an effort to avoid potential conflicts of interest between distributors and doctors, 2) use of drug names instead of brand names to enable fair selection by the patient and 3) intention to make prescription medicines that were only available in hospital pharmacies available in retail drugstores as well.

Offering Non-Drug Products and Services

•
Retail drugstores are now more diverse in terms of services and products. Some drugstores offer in-house doctors for quick consultations. Non-pharmaceutical health products such as nutritional supplements and personal healthcare consumables are also available. These new revenue streams complement the traditional sales of OTC-only drugs.

Competition

Competitive Environment

Through our PRC Subsidiaries, we are now engaged in pharmaceutical wholesale and distribution, Chinese herb cultivation and sales, preparation and sales of Chinese medicine raw materials and sales of health products. In the rapidly evolving and highly fragmented PRC pharmaceutical industry, we face fierce competition in each of our operations.

Yaoyuan

Relying on its modern warehouse management systems and high storage capacity, Yaoyuan maintains its competitive advantages in the market. Below is a list, to the best of our knowledge, of our five major competitors in the pharmaceutical business:

Competitors	Competing Business Line

Shandong Jointown Pharmaceutical Group	Distribution

Ji’nan Zhongxin Pharmaceutical Co., Ltd.	TCM raw materials, TCM products, chemical preparation, antibiotics, medical equipment

Ji’nan Pharmaceutical Group Co., Ltd.	TCM raw materials, TCM products, chemical preparation, antibiotics, medical equipment

Shandong Daxun Pharmaceutical Logistics Co.	Distribution

Ji’nan Hengfeng Weiye Pharmaceutical Co.	TCM raw materials, TCM products, chemical preparation, antibiotics, medical equipment

Tongdetang

Tongdetang faces fierce competition in local pharmaceutical distribution business in the Tonghua region. Below is a list, to the best of our knowledge, of its major competitors:

Competitors	Competing Business Line

Tonghua Tianxiang Pharmaceuticals Co.	Pharmaceutical wholesale and distribution

TonghuaXiuzhengtang Drug Wholesale Co.	Pharmaceutical wholesale and distribution

Tonghua Medicine Plaza Co.	Pharmaceutical wholesale and distribution

Tonghua Boxiang Mega Chain Drugstores Co.	Pharmaceutical wholesale and distribution

Tonghua Medicing & TCM Materials Co.	Pharmaceutical wholesale and distribution

Xuelingxian

There are 26 pharmaceutical companies, including between three to five herb cultivation companies operating in Bozhou city of Anhui province. Xuelingxian faces direct competition from 25 local Chinese medicine manufacturers. Below is a list, to the best of our knowledge, of Xuelingxian’s major competitors:

Competitors	Competing Business Line

Bozhou Jianqiao Medicine Co.	Pharmaceutical wholesale

Anhui Bozhou Medicine & TCM Materials Co.	Pharmaceutical wholesale

Anhui Bozhou Drug Procurement Station	Pharmaceutical wholesale

Bozhou Hengcheng Medicine Co.	Pharmaceutical wholesale

Bozhou Rainbow GAP Herb Planting Co.	TCM cultivation, seed breeding and GAP planting base construction, herbs trading and agriculture products procurement

Our Competitive Strengths

We believe that by leveraging the following strengths, we can effectively compete and enhance our market position.

•
Extensive sales network and broad product portfolio. We have an extensive distribution network covering Shandong, Jilin and Anhui provinces. We also have a broad product portfolio of over 8,200 different types of pharmaceutical and healthcare products. We believe our distribution network and product portfolio is broader than those of our local competitors

•
Strong relationships with customers and suppliers. We have entered into contracts with numerous reputable domestic pharmaceutical and healthcare products manufacturers, and maintained close business relationships with such leading manufacturers. We also have good long-time relationship with our customers, comprising of hospitals, other distributors, retail drug stores and other entities that sell pharmaceutical and healthcare products, located throughout the PRC. We believe that the breadth of our distribution network and product portfolio, and our advanced value-added and logistics services, strengthens our existing supplier and customer relationships, allows us to respond quickly and efficiently to our customers’ pharmaceutical requirements and enables us to pursue new relationships with key pharmaceutical and healthcare product suppliers.

•
Advanced value-added supply chain services. We provide advanced value-added supply chain services, such as supplier solutions, online product ordering, inventory tracking and management, distribution center management as well as supply chain management for middle-small size distributors. Our value-added services benefit our customers by improving the delivery of pharmaceutical and healthcare products to patients, lowering their overall costs in the pharmaceutical supply chain, and benefit our suppliers by ensuring the quality and timely distribution of their products and meeting their needs for operational flexibility, efficiency and cost-effectiveness.

•
Comprehensive logistics arrangements. We provide comprehensive logistics arrangements, consisting of storage, warehousing, and long-distance, regional and local transportation and delivery services through our logistics infrastructure. Our logistics arrangements aim to manage the flow of products and information with high efficiency and precision, as well as minimize our inventory holding costs.

•
Integrated business units. We have achieved cost advantages and stability in upstream quality TCM supply through our herb-cultivating PRC Subsidiary, Xuelingxian. Through Yaoyuan and Tongdetang, we are able to directly deliver our aggregated TCM and healthy products from the herb-plating bases, private label drugs from the manufacturing business and OEM drugs from the distribution business to downstream customers. The integration of our three business units provide significant operating and margin synergies. In this regard, we believe we can achieve a significant integrated value chain return from our vertically consolidated business and significant synergy which provides us with a competitive edge over our competitors.

•
Experienced management team. We are led by a team of highly experienced professionals in the fields of pharmaceutical manufacture, distribution and retail. The majority of our senior management team possesses an average of 15 years of related industry experience. Our strong management team has rich industry resources as well as extensive experience in mergers and acquisitions in the pharmaceutical industry, and has been active in capturing market opportunities, forming and implementing successful business strategies, assessing and managing risks, directing our expansion efforts to high growth areas and increasing our overall profitability. We believe that we have the requisite leadership to reinforce our core strengths and execute our business strategies.

Business Strategy

We intend to grow by developing new products and expanding our existing distribution and sales networks. We also intend to implement a growth strategy through acquisitions of companies or operations that complement our existing distribution networks, product lines, or other capabilities.

We intend to continue to improve our operations, exploit our competitive strengths and expand our operations by extending our direct geographical reach in China through establishing or acquiring new distribution centers. Our goal is to have a facility in each province in China in the next three to five years. We intend to bolster our direct selling efforts to hospitals, in order to build stronger relationships with these significant customers. We also expect to enhance our penetration into new customer categories and demographics. We will also seek to optimize our product portfolio to include more products with higher margins and expand our product offerings. Further, we intend to distinguish ourselves through the variety and depth of our products and value-added services, operational flexibility and rapid and responsive customer support. We also believe we can capitalize on significant market opportunities in the rapidly growing PRC pharmaceutical industry by expanding our existing market coverage and enhancing strategic cooperation with our suppliers and customers.

We plan to continue to build upon our integrated business platform in order to enhance the synergies that arise from our pharmaceutical operations spanning the distribution and manufacturing of pharmaceutical, healthcare products and TCM products. In addition, we plan to leverage our existing businesses to capitalize on particular opportunities that may arise and create efficiencies and cost savings in our business operations. We also plan to utilize our extensive distribution network to provide reliable supply channels for our prospective retail drug stores customers that, in turn, will sell the pharmaceutical and healthcare products supplied by our distribution network. Further, we intend to utilize outside pharmaceutical manufacturing operations to produce OEM products for either our distribution operation or prospective retail pharmacy customers prior to the establishment of our own pharmaceutical manufacturing operations.

Research and Development

We currently do not conduct any research and development activities.

Intellectual Property

We regard our trademarks as a factor to our success. We do not own any trademarks. However, we have two exclusive trademark use rights - “Xuelingxian” and “Yaoyuan.”  Trademark “Xuelingxian” is owned by a former shareholder of Xuelingxian, Jingsheng Wang, pursuant to a license agreement dated January 1, 2009 for a term from January 1, 2009 to January 1, 2014.  “Yaoyuan” is owned by a former shareholder of Yaoyuan, Yanliang Song, pursuant to a license agreement dated April 7, 2010, from April 7, 2010 to April 6, 2020. We have no license fees payable to Jingsheng Wang and/or Yanliang Song for the use of the trademark.

Mark	Registration Number	Category	Effective Date	Expiration Date	Owner

3836034
Class 5. Pharmaceutical and veterinary preparations; sanitary preparations for medical purposes; dietetic substances adapted for medical use, food for babies; plasters, materials for dressings; material for stopping teeth, dental wax; disinfectants; preparations for destroying vermin; fungicides, herbicides.
			April 28, 2006	April 27, 2016	Jingsheng Wang

6725571
Class 17. For drug packaging- PVC rigid sheet (semi processing); PVC plastic pipe; PVC plastic pipe; polychlorinated; Vinyl PVC plastic rod; PVC plastic articles; plastic pipe, plastic board; fill crack with chemical compounds; non-metallic hose
			April 4, 2010	April 6, 2020	Yanliang Song

Insurance

We maintain property insurance policies covering our inventory in Yaoyuan’s warehouse for losses due to fire, earthquake, flood and a wide range of other disasters. We also maintain limited insurance coverage for our inventory in transit from our warehouse to our customers. The total insurance coverage for Yaoyuan’s inventory was RMB 30 million (approximately $4.4 million) from November 30, 2010 to November 30, 2011 and RMB 20 million (approximately $2.9 million) from November 2009 to November 2010. We paid insurance premiums of RMB 33,000 (approximately $4,870) and RMB 7,000 (approximately $1,030) in 2010 and 2009 , respectively. In addition, like other similar companies in the PRC, we do not carry product liability insurance, and we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in the PRC.

Employees

Overview

We have approximately 500 employees, all of whom are full-time workers and are based in the PRC. Set forth below is a detailed description of employees employed by our three PRC Subsidiaries, respectively.

Yaoyuan

At December 31, 2010, Yaoyuan had approximately 250 employees, all of whom were full-time workers and are based in Shandong province, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Tongdetang

At December 31, 2010, Tongdetang had approximately 100 employees, all of whom were full-time workers and are based in Jilin province, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

Xuelingxian

At December 31, 2010, Xuelingxian had approximately 150 employees, all of whom were full-time workers and are based in Anhui province, PRC. There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory.

We are required to contribute a portion of our employees’ total salaries to the PRC government’s social insurance funds, including pension insurance, medical insurance, unemployment insurance, work-related injury insurance and maternity insurance, in accordance with relevant regulations.

We have purchased work injury insurance, endowment insurance and medical insurance for management. Some of our other employees have asked to purchase such insurances and we have made the relevant deductions and accruals to account for such purchases.

  Government Regulations

Below is a list of agencies which may have a jurisdiction over our business:

Agency	Functions

State Food and Drug Administration (“SFDA”)
Supervise the entire process from research and development, manufacturing, and distribution to utilization of drugs; supervise and coordinate the safety management of food, health food and cosmetics and organize investigations of serious accidents.

National Development and Reform Commission (“NDRC”)
Make strategic and mid- to long-term plans for the PRC healthcare industry; regulate drug prices; manage disaster relief funds and carry out healthcare development projects sponsored by the government.

Ministry of Commerce (“MOFCOM”)	Formulate regulations and policies on foreign trade, foreign direct investments, consumer protection, and market competition; negotiate bilateral and multilateral trade agreements.

State Administration of Traditional Chinese Medicine (“SATCM”)	Draft Traditional Chinese Medicine (“TCM”) industry development strategies, planning, policies, standards, related laws and regulations.

Ministry of Labor and Social Security (“MOLSS”)	Manage state medical insurance systems.

Ministry of Health (“MOH”)	Guide healthcare reform; compile the basic insurance drug list and draw up procurement regulations for non-profit hospitals (i.e., state-owned hospitals).

National Population and Family Planning Commission (“NPFPC”)
Propose guidelines and policies for the national family planning programs; draft laws and regulations related to population and family planning; assist the related departments to formulate social and economic policies so as to promote the implementation of comprehensive approaches for population and family planning programs.

Ministry of Science and Technology (“MST”)	Lay out science and technology development plans and policies; draft relevant regulations and rules and guarantee implementation of regulations and rules

General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”)
Manage national quality, metrology, entry-exit commodity inspection, entry-exit health quarantine, entry-exit animal and plant quarantine, import-export food safety, certification, accreditation, and standardization, as well as enforce administrative laws

State Administration of Taxation (“SAT”)	Draft tax regulations and implementation rules and propose tax policies.

State Administration of Foreign Exchange (“SAFE”)	Make regulations and policies governing foreign exchange market activities and manage state foreign exchange reserves.

As a business operating in the PRC, we are subject to various regulations and permit systems by the PRC government. These regulations cover many of our products, including herbal products, OTC medicines and prescription medications.

Pharmaceutical Product Distribution

We are subject to the Drug Administration Law of the PRC, which governs the licensing, manufacturing, marketing and distribution of pharmaceutical products in the PRC and sets penalties for violations of the law.  Distributors of pharmaceutical products are required to obtain permits from the appropriate provincial or county level SFDA where the pharmaceutical distribution enterprise is located.  The grant of such permits is subject to an inspection of a distributor's facilities, warehouses, hygienic environment, quality control systems, personnel and equipment.  Pharmaceutical distribution permits have five-year terms and distributors must apply for renewal no later than six months prior to the expiration date of the permit.  Yaoyuan and Tongdetang have wholesale pharmaceutical distribution permits which expire on various dates.

Additionally, under the Supervision and Administration Rules on Pharmaceutical Product Distribution disseminated by the SFDA on January 31, 2007, and effective May 1, 2007, a pharmaceutical product distributor is accountable for its procurement and sales activities and is liable for the actions of its employees or agents in connection with their conduct of distribution on behalf of the distributor.  Retail distributors may not sell prescription pharmaceutical products, or Part A (discussed under the heading “insurance catalogue) OTC pharmaceutical products listed in the national or provincial medical insurance catalogs without a prescription from a certified in-store pharmacist.

Online Pharmaceutical Operation Permit

The Measures regarding the Administration of Drug Information Service over the Internet, effective on July 8, 2004, define the delivery of free publicly available drug information services over the internet as a non-profit online drug information service. This service requires a qualification certificate from the provincial food and drug administration. The provincial food and drug administration must file its approval with the SFDA for records and make a public announcement. The qualification certificate is valid for five years and may be renewed by filing for an extension at least six months prior to its expiration date and undergoing a reexamination by the relevant authority.

Yaoyuan obtained an internet drug information service qualification certificate from Shandong Food and Drug Administration on November 26, 2009 and the certificate is valid until November 16, 2013.

Good Supply Practice Standards

We are required to operate in accordance with GSP standards that regulate wholesale and retail pharmaceutical product distributors.  The GSP standards ensure the quality of distribution of pharmaceutical products in the PRC. Pursuant to applicable GSP standards, we must implement strict controls on the distribution of our pharmaceutical products, including those concerning staff qualifications, distribution premises, warehouses, inspection equipment and facilities, management and quality control.  Additionally, we are subject to inspections organized by the local drug regulatory department of the people's government of the province, autonomous region or municipality directly under the PRC central government.  All our subsidiaries received GSP Certificates from various SFDA bureaus, which expire on various days, and are subject to periodic renewal.

Good Agricultural Practice Standards

The SFDA issued Good Agricultural Practice, or GAP, for Chinese Crude Drugs on June 1, 2002. Currently, GAP is not a compulsory practice applicable to all Chinese herb-planting entities.

Insurance Catalogue

Pursuant to the Decision of the State Council on the Establishment of the State Basic Medical Insurance System for Urban Employees and the Implementation Measures for the Administration of the Scope of Medical Insurance Coverage for Pharmaceuticals for Urban Employees, the Ministry of Labor and Social Security in the PRC has established a national Insurance Catalogue (referred to as the Insurance Catalog), in which the retail prices of certain pharmaceutical products are listed and subject to price controls in the form of fixed prices or price ceilings by the PRC government.  Manufacturers and distributors are not permitted to set or change the retail price for any price-controlled product above the applicable price ceiling or deviate from the applicable fixed price imposed by the PRC government.  The prices of other pharmaceuticals that are not subject to price controls are determined by the pharmaceutical manufacturers, subject, in certain cases, to providing notice to the provincial pricing authorities.

The Price Control Office of National Development and Reform Commission, or NDRC, as well as provincial and regional price control authorities, set the retail prices of products that are subject to price controls.  The wholesale price of the pharmaceutical products subject to the price controls are generally determined by the set retail price.  The maximum prices of such pharmaceutical products are published by the state and provincial administration authorities from time to time.  Only the pharmaceutical product manufacturer can apply for an increase in the retail price of the product.  All of our pharmaceutical products are subject to price controls.

The pharmaceuticals included in the Insurance Catalogue are selected by the PRC government authorities based on various factors including treatment requirements, frequency of use, effectiveness and price. Medicines included in the Insurance Catalogue are subject to price control by the PRC government.  The Insurance Catalogue is revised every two years.  In connection with each revision, the relevant provincial drug authority collects proposals from relevant enterprises before organizing a comprehensive appraisal.  The SFDA then makes the final decision on any revisions based on the preliminary opinion suggested by the provincial drug administration.

The Insurance Catalogue is divided into Parts A and B.  The pharmaceuticals included in Part A are designated by the Chinese governmental authorities for general application.  Local governmental authorities may not adjust the content of pharmaceuticals in Part A.  Although the pharmaceuticals included in Part B are designated by PRC governmental authorities in the first instance, provincial level authorities may make limited changes to the medicines included in Part B, resulting in some regional variations in the pharmaceuticals included in Part B from region to region.

Patients purchasing medicines included in Part A are entitled to reimbursement of the costs of such medicines from the social medical fund in accordance with relevant regulations in the PRC.  Patients purchasing medicines included in Part B are required to pay a predetermined proportion of the costs of such medicines.

PRC National Medical Insurance Program

Eligible participants in the PRC national medical insurance program, mainly consisting of urban residents, can purchase pharmaceuticals in an authorized pharmacy by presenting their medical insurance cards if the pharmaceuticals purchased are included in the national or provincial medical insurance catalogues.  Authorized pharmacies can generally either sell pharmaceuticals on credit and obtain reimbursement from relevant government social security bureaus on a monthly basis, or accept payments from the participants at the time of purchase, and the participants in turn obtain reimbursement from relevant government social security bureaus.

Purchases of Part A pharmaceutical products are generally fully reimbursable, except for certain Part A pharmaceutical products that are only reimbursable to the extent the medicine is used the purposes stated in the insurance catalogs. Only a portion of purchases of Part B pharmaceuticals are reimbursable; participants purchasing Part B pharmaceutical products must make a certain co-payment which is not reimbursable. Participants have varying amounts in their individual accounts, which vary based on the contributions made by the participants and his or her employer. Different regions in the PRC have different requirements regarding the caps of reimbursements in excess of the amounts in the individual accounts.

Pharmaceutical Product Advertisement

The Standards for Examination and Publication of Advertisements of Pharmaceutical Products and Rules for Examination of Advertisement of Pharmaceutical Products, promulgated by the PRC State Administration of Industry and Commerce, or SAIC, and SFDA, prevent the deceptive and misleading advertising of pharmaceutical products. These regulations prohibit the advertisement of certain pharmaceutical products and mandate that prescription pharmaceuticals only be advertised in certain authorized medical magazines upon obtaining proper approval from the provincial level food and drug administration.

 Environmental Regulations

The major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Air Pollution and its Implementation Rules, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

We have not been named as a defendant in any legal proceedings alleging violation of environmental laws and have no reasonable basis to believe that there is any threatened claim, action or legal proceedings against us that would have a material adverse effect on our business, financial condition or results of operations due to any non-compliance with environmental laws.

Intellectual Property

Trademark

In the PRC, the Trademark Office administers the system of trademark law (Trademark Review and Adjudication Board and the courts administer the appeal function). The two principal pieces of legislation forming the trademark system are the Trademark Law and the Unfair Competition Law. The Trademark Law of the PRC stipulates that goods mark, service mark, collective mark and certification mark can be registered in the PRC and the holder of the marks can obtain exclusive trademark rights. Trademarks should be visible marks, including words, device, letters, digits, 3-D marks and combinations of colors, and combinations of any of the aforementioned. Sound or smell is not registrable yet in the PRC.

A trademark applicant must file an application with the PRC Trademark Office. Normally, the Trademark Office renders a decision within 18 months after it receives all supporting documents. If the Trademark Office approves the application, the mark will be published in the PRC Trademark Gazette. After the mark is published, there will be a three-month opposition period. If nobody files opposition within that period, the application will mature into registration. The Trademark Office will then issue the certificate and the Trademark Gazette will publish the mark again as a registered mark.

The term of trademark protection is ten years from the date the registration is granted. The registrant may renew the trademark for an additional ten-year term within six months before the expiration date of the mark's present term. Where no such application could be filed within the stated period, a grace period of six months may be allowed. If the registrant does not file for renewal within the grace period, the registered trademark will be canceled. Currently, the applicant does not need to prove the use of the trademark prior to renewal.

However, registration of a mark may be blocked by an unregistered famous mark in the PRC in accordance with the PRC’s Trademark Law and obligations under the Paris Convention and the 1995 United States-China Intellectual Property Protection Agreement (referred to as the IP Action Plan), provided that the owner of the famous mark can prove that the mark was well-known in the PRC before the filing date of the similar mark. Owners of unregistered famous marks may also bring oppositions or cancellations for previously registered marks, based on Articles 13, 30 and 41 of the Trademark Law.

Without authorization from the trademark owner, no one may use a mark identical or similar to the registered mark on identical or similar goods as the registered mark. Infringers will be subject to administrative, civil or criminal punishment. The damages awarded to the trademark owner will be calculated upon the illegal profits of the infringer and actual losses to the rights owner. In the event that the damages from infringement are difficult to calculate, the statutory maximum compensation will be RMB 500,000 (about US $61,000), which may be a real deterrent in some cases. In addition, the trademark owner may apply to a competent court for preliminary injunction against ongoing or threatened trademark infringement before a lawsuit is initiated.

 Tax

Pursuant to the Provisional Regulation of the PRC on Value -Added Tax, or VAT, and their implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in the PRC are generally required to pay VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or borne.

Pursuant to the PRC Enterprise Income Tax Law and its Implementation Rules, companies engaged in the cultivation or basic processing of TCM are exempt from enterprise income tax on sales revenue of TCM they grow or process. In accordance with the PRC Value-Added Tax Tentative Provisions and its Implementation Rules, income generated from sales of self-cultivated TCM is also exempt from VAT. Xuelingxian grows TCM and also carries out basic treatments of TCM; therefore it does not pay any enterprise income tax or VAT on the income arising from sales of TCM it grows nor does it pay any enterprise income tax on the sales revenue from basic treated TCM.

Compliance with Circular 106 and the Revised M&A Regulations

On May 29, 2007, SAFE issued an official notice known as “Circular 106”, which requires the owners of any PRC companies to obtain approval from Ministry of Finance, or MOFCOM, before establishing any offshore holding company structure in so-called “round-trip” investment transactions (a round-trip investment refers to an investment made by a PRC resident in a PRC enterprise through an offshore special purpose vehicle) for foreign financing as well as subsequent acquisition matters in the PRC. Likewise, on August 8, 2006, MOFCOM joined by State-owned Assets Supervision and Administration Commission, State Administration of Taxation, SAIC, CSRC and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (referred to as the Revised M& A Regulations) which imposed approval requirements from MOFCOM for “round-trip” investment transactions, including acquisitions in which equity was used as consideration. The offshore special purpose vehicle is defined as an offshore enterprise directly established by or under the indirect control of a PRC resident legal person or a PRC resident individual using his or her assets, or equity interest held, in a PRC enterprise, for the purpose of offshore equity financing (including convertible debt financing). Because our Company and intermediate “offshore” companies are not enterprises established by PRC residents for the purpose of offshore equity financing, we are not special purpose vehicle companies and as such the acquisition of our PRC Subsidiaries and the Reverse Merger are not “round-trip” investments as defined by the above-mentioned rules. Despite that we have PRC residents as shareholders after the exercise of certain call rights under the Amendment to the Earn-In Agreement whereby some PRC residents acquired a total of 20,894,000 shares, or 80.36% of our common stock, Circular 106 and the Revised M&A are inapplicable to us.

Foreign investments in pharmaceutical industry are subject to certain restrictions. However, pursuant to Supplement VI to Mainland and Hong Kong Closer Economic Partnership Arrangement, PRC pharmaceutical distribution industry is open to Hong Kong invested companies. Therefore, the acquisition of Our PRC Subsidiaries by our two Hong Kong subsidiaries, Wisdom Fortune and Binomial, is not subject to any limitation.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. Foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

Approvals, Licenses and Certificates

We require a number of approvals, licenses and certificates in order to operate our business. Our principal approvals, licenses and certificates are set forth below.

 Yaoyuan

•	Business License (No.370100000030386) issued by Shandong Province Administration of Industry and Commerce, valid from November 1, 2005 to June 28, 2030.
•
Certificate for Drug Information Service over the Internet PRC issued by Shandong Province Food and Drug Administration (No.: (Lu) non-operational-2008-0009) with an expiration date of November 16, 2013.

•
License for Medical Device Operation Enterprise of PRC issued by Shandong Province Food and Drug Administration (No: Lu 012410 (T)), the valid period of which is from January 29, 2010 to January 28, 2015.

•	Social Insurance Register (No. 0010010239) issued by Ministry of Human Resources and Social Security of the PRC.
•	Tax Registration Certificate (Shandong Yaoyuan Pharmaceutical Co., Ltd., No. 370112780611311) issued by State Administration of Taxation and local administration of taxation in 2010.
•	Pharmaceutical Trading License (No. Lu AA5310492) issued by the Jinan City Food and Drug Administration with an expiration date of August 30, 2015.
•
Certificate for Goods Supply Practice (No: A-SD06-024) issued by Shandong Province Food and Drug Administration which is valid until February 27, 2011, we have sent the renew application and such application was pre-approved by Shandong Food and Drug Administration on January 13, 2011.

•	Organization Code Certificate (Code: 78061131–1) issued by Shandong Bureau of Quality and Technical Supervision, the valid period of which is from August 18, 2009 to August 18, 2013.
•	License for Road Transportation & Operation (No. 370102408281) issued by Ministry of Communication of the PRC, the valid period of which is from September 8, 2008 to September 7, 2012.

Tongdetang

•	Business License (Tonghua Tongdetang Pharmaceutical Co., Ltd. No. 220500000002444) issued by Tonghua City Administration of Industry and Commerce, valid from February 2, 2002 to February 5, 2030.
•	Organization Code Certificate (No. 73257943-3) issued by Tonghua Bureau of Quality and Technical Supervision, valid from May 23, 2007 to May 22, 2011.

•	Tax Registration Certificate (No: 220503732579439) issued by Tonghua City Administration of Industry and Commerce on April 12, 2007.
•	Certificate for Goods Supply Practice (No: A-JL09-154) issued by Jilin Province Food and Drug Administration, valid from May 12, 2009 to May 11, 2014.

Xuelingxian

•	Business License (No.341600000022207 (1-1)) issued by Anhui Province Administration of Industry and Commerce, valid from June 8, 2010 to June 8, 2030.
•	Pharmaceutical Trading Enterprise License (No. Wan AA0300166) issued by Anhui Province Food and Drug Administration, valid from June 27, 2008 to June 26, 2013.
•	Organization Code Certificate (Code No. 67758291-1) issued by Bozhou City Bureau of Quality and Technical Supervision, valid from July 24, 2008 to July 24, 2012.
•	Certificate for Goods Supply Practice (No: A-AH09-040) issued by Anhui Province Food and Drug Administration, valid from February 1, 2009 to January 31, 2014.
•	Food Hygiene License (No. 341601-0469) issued by Public Health Bureau of Bozhou City, valid from May 31, 2009 to May 30, 2013.
•	Tax Registration Certificate (Anhui Xuelingxian Pharmaceutical Co., Ltd., No: 341600677582911) issued by Bozhou City Administration of Industry and Commerce on June 11, 2009.
•	Industrial Product Manufacture Permit (No. OS3416 1402 0136) issued by Anhui Province Bureau of Quality and Technical Supervision, valid from June 15, 2010 to June 24, 2013.

RISK FACTORS

The following statements describe the major risks to our business and should be considered carefully. Any of these factors could significantly and negatively affect our business, prospects, financial condition, operating results or credit ratings, which could cause the trading price of our common stock to decline. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect our business, our results and operations.

Risks Related To Our Business

The purchase of many of our products is discretionary, and may be particularly affected by adverse trends in the general economy; therefore challenging economic conditions may make it more difficult for us to generate revenue.

Our business is affected by global, national and local economic conditions since many of the products we sell are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending in the PRC. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels, availability of credit and levels of taxation in regional and local markets in the PRC where we sell such products. There can be no assurance that consumer spending on the products we sell, will not be adversely affected by changes in general economic conditions in the PRC and globally.

The success of our business depends on our ability to market and advertise the products we sell effectively.

Our ability to establish effective marketing and advertising campaigns is key to our success. Our advertisements promote our corporate image, our merchandise and the pricing of such products. If we are unable to increase awareness of our brands and our products, we may not be able to attract new customers. Our marketing activities may not be successful in promoting the products we sell or pricing strategies or in retaining and increasing our customer base. We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

We may be unable to identify and respond effectively to shifting customer preferences, and we may fail to optimize our product offerings and inventory position.

Consumer preferences in the pharmaceutical industry change rapidly and are difficult to predict. The success of our business depends on our ability to predict accurately and respond to future changes in consumer preferences, carry the inventory demanded by customers, deliver the appropriate quality of products, price products correctly and implement effective purchasing procedures. We must optimize our product selection and inventory positions based on consumer preferences and sales trends. If we fail to anticipate, identify or react appropriately to changes in consumer preferences and adapt our product selection to these changing preferences, we could experience excess inventories, higher than normal markdowns or an inability to sell the products we sell, which, in turn, could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain optimal inventory levels, our inventory holding costs could increase or cause us to lose sales, either of which could have a material adverse effect on our business, financial condition and results of operations.

While we must maintain sufficient inventory levels to operate our business successfully and meet our customers' demands, we must be careful to avoid amassing excess inventory. Changing consumer demands, manufacturer backorders and uncertainty surrounding new product launches expose us to increased inventory risks. Demand for products can change rapidly and unexpectedly, including the time between when the product is ordered from the supplier to the time it is offered for sale. We carry a wide variety of products and must maintain sufficient inventory levels of the products we sell. We may be unable to sell certain products in the event that consumer demand changes. Our inventory holding costs will increase if we carry excess inventory. However, if we do not have a sufficient inventory of a product to fulfill customer orders, we may lose orders or customers, which may adversely affect our business, financial condition and results of operations. We cannot assure you that we can accurately predict consumer demand and events and avoid over-stocking or under-stocking products.

We may not be able to optimize the management of our distribution network or be successful in expanding our distribution network.

We sell substantially all of our products to our customers through our distribution network which comprises initial three distribution companies that are located in three provinces in the PRC. Our ability to meet customer demand may be significantly limited if we do not successfully operate our distribution centers and logistics facilities as well as efficiently conduct our distribution activities, or if one or more of our distribution centers or logistics facilities are destroyed or shut down for any reason, including as a result of a natural disaster. Any disruption in the operation of our distribution network could result in higher costs or longer lead times associated with distributing our products. In addition, as it is difficult to predict accurate sales volumes in our industry, we may be unable to optimize our distribution activities, which may result in excess or insufficient inventory, warehousing, fulfillment of logistics or value-added services, or distribution capacity. In addition, failure to effectively control product damage or spoilage during the distribution process could decrease our operating margins and reduce our profitability.

We intend to expand our distribution network to include additional cities and rural areas in the PRC to expand our geographic reach to customers. However, we may not be successful in expanding our distribution network. Our distribution, logistics and value-added services and products may face competition from similar services and products offered by our competitors. Therefore, the success of our proposed expansion will depend on many factors, including our ability to form relationships with, and manage an increasing number of, customers nationwide and optimize our distribution channels. We must also be able to anticipate and respond effectively to competition posed by other pharmaceutical distributors. If we fail to expand our distribution network in the PRC as planned or if we are unable to compete effectively with other distributors, our business, financial condition and results of operations may be materially and adversely affected.

If all or a significant portion of our customers with accounts receivables fail to pay all or part of the trade receivables or delay the repayment, our net income will decrease and our profitability will be adversely affected.

We had accounts receivables, net of allowance for doubtful accounts, of approximately $19,711,619 as of December 31, 2010. There is no assurance that our accounts receivables will be fully repaid on a timely basis. If all or a significant portion of our customers with accounts receivables fail to pay all or part of the accounts receivables or delay the payment due to us for whatever reason, our net profit will decrease and our profitability will be adversely affected.

A major failure of our information systems could harm our business.

We depend on information systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause information to be lost or delayed, which could have a negative effect on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes, and our business, financial condition and results of operations will be adversely affected.

Our operations would be materially adversely affected if third-party carriers were unable to transport our products on a timely basis.

All of our products are shipped through third-party carriers. If a strike or other event prevented or disrupted these carriers from transporting our products, other carriers may be unavailable or may not have the capacity to deliver our products to our customers. If adequate third-party sources to ship our products were unavailable at any time, our business would be materially adversely affected.

Certain disruptions in supply of and changes in the competitive environment for our products may adversely affect our profitability.

We carry a broad range of merchandise. A significant disruption in the supply of these products could decrease inventory levels and sales, and materially adversely affect our business and financial results. Shortages of products or interruptions in transportation systems, labor strikes, work stoppages, war, acts of terrorism or other interruptions or difficulties in the employment of labor or transportation in the markets in which we purchase products may adversely affect our ability to maintain sufficient inventories of our products to meet consumer demand. If we were to experience a significant or prolonged shortage of products from any of our suppliers and could not procure the products from other sources, we would be unable to meet customer demand, which, in turn, would adversely affect our sales, margins and customer relations.

Adverse weather conditions, natural disasters, pestilences and other natural conditions can affect our Chinese herbal cultivation and the raw material costs of certain medications, which can adversely affect our operations and our results of operations.

The ingredients and raw materials that are used in certain medications are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes and pestilences. Adverse weather conditions may be impacted by global warming and other factors. Adverse weather conditions and natural disasters can reduce crop size and crop quality and thus have an adverse effect on our production of Chinese herbal medicines. Adverse weather conditions could also in turn could reduce our supplies from third parties of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, and increase our cost of storing raw materials if harvests are accelerated and processing capacity is unavailable. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their supplies or operations. If our supplies of raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

The market for our products and services is very competitive and, if we cannot effectively compete, our business will be harmed.

The industries in which we operate are highly fragmented and very competitive. We compete with local pharmaceutical companies and with large foreign multinational companies that offer products that are similar to ours. Some of these competitors have larger local or regional customer bases, more locations, more brand equity, and substantially greater financial, marketing and other resources than we have. As a result, our competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities, new or emerging technologies and changes in customer tastes. We cannot assure you that we will be able to maintain or increase our market share against the emergence of these or other sources of competition. Failure to maintain and enhance our competitive position could materially adversely affect our business and prospects.

We may not be able to maintain our supplier relationships in our pharmaceutical distribution operations.

In our pharmaceutical distribution operations, we depend on more than 1,840 suppliers for a steady supply of pharmaceutical and healthcare products. We typically distribute products pursuant to annual agency or distribution agreements entered into directly between us and our suppliers or upstream distributors, under which our suppliers provide us with a series of economic incentives and other support. Normally, the terms of our agreements with our suppliers are one year. We cannot assure you that manufacturers and other suppliers will continue to sell products to us on commercially reasonable terms, or at all. We also cannot assure you that we will be able to establish new manufacturer and other supplier relationships, or extend existing relationships with suppliers when our agreements with them expire. Our annual agency or distribution agreements with suppliers may be terminated from time to time due to various reasons beyond our control. Moreover, the annual agency or distribution agreements for some of our products are not exclusive, and we cannot assure you that our competitors will not obtain the distribution rights of certain of our products.

If we are unable to renew the leases of any of our property, our operations may be adversely affected.

We do not directly own any land use rights over the properties we rent. We may lose our rental properties or may not be able to renew them when they are due on terms that are reasonable or favorable to us. This may adversely impact our operations, including disrupting our operations or increasing our cost of operations.

We may not be successful in competing with other wholesalers and distributors of pharmaceutical products in the tender processes for the purchase of medicines by state-owned and state-controlled hospitals.

Our wholesale business sells various pharmaceutical products to hospitals owned and controlled by government authorities in the PRC. Government-owned hospitals purchase pharmaceutical products by using collective tender processes. During a collective tender process, a hospital establishes a committee of recognized pharmaceutical experts, which assesses bids submitted by pharmaceutical manufacturers. The hospitals may only purchase pharmaceuticals that win in collective tender processes. The collective tender process for pharmaceuticals with the same chemical composition must be conducted at least annually, and pharmaceuticals that have won in the collective tender processes previously must participate and win in the collective tender processes in the following period before hospitals may make new purchases. If we are unable to win purchase contracts through the collective tender processes in which we decide to participate, we will lose market share to our competitors, and our sales and profitability will be adversely affected.

Counterfeit products sold in the PRC could negatively impact our revenues, brand reputation, business and results of operations.

The products we sell are also subject to competition from counterfeit products, which are pharmaceuticals manufactured without proper licenses or approvals and are fraudulently mislabeled with respect to their content and/or manufacturer. Counterfeit products are generally sold at lower prices than authentic products due to their low production costs, and in some cases are very similar in appearance to authentic products. Counterfeit pharmaceuticals may or may not have the same chemical content as their authentic counterparts. Although the PRC government has recently been increasingly active in policing counterfeit products, including counterfeit pharmaceuticals, there is a lack of effective counterfeit product regulation control and enforcement systems in the PRC. The proliferation of counterfeit products has grown in recent years and may continue to grow in the future. Despite our implementation of quality controls, we cannot assure you that we would not be distributing or selling counterfeit products inadvertently. Any accidental sale or distribution of counterfeit products can subject our company to fines, administrative penalties, litigation and negative publicity, which could negatively impact our revenues, brand reputation, business and results of operations. Moreover, the continued proliferation of counterfeit products and other products in recent years may reinforce the negative image of retailers among consumers in the PRC. The continued proliferation of counterfeit products in the PRC could have a material adverse effect on our business, financial condition and results of operation.

The retail prices of some of our products are subject to price controls by the PRC government, which may affect both our revenues and net income.

The laws of the PRC permit the PRC government to fix and adjust prices of certain pharmaceutical products, including many of those listed in the Insurance Catalogue. Through these price controls, the government can fix retail prices and set retail price ceiling for certain of the pharmaceutical products we sell. Additionally, the PRC government may periodically adjust the retail prices of these products downward in order to make pharmaceuticals more affordable to the general PRC population. To the extent that we are subject to price controls, our revenue, gross profit, gross margin and net income will be affected because the revenue we derive from our sales will be limited and we may have limited ability to control our costs. Any future price controls or price reductions may reduce our revenue and profitability and have a material adverse effect on our financial condition and results of operations.

The required certificates, permits, and licenses related to our operations are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

We are subject to various PRC laws and regulations pertaining to our wholesale operations. We have attained certificates, permits and licenses required for the operation of a pharmaceutical distributor. We cannot assure you that we will have all necessary permits, certificates and authorizations for the operation of our business at all times. Additionally, our certifications, permits and authorizations are subject to periodic renewal by the relevant government authorities. We intend to apply for renewal of these certificates, permits and authorizations prior to their expiration. During the renewal process, we will be re-evaluated by the appropriate governmental authorities and must comply with the then prevailing standards and regulations which may change from time to time. In the event that we are not able to renew the certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operations and profitability.

If we become subject to product liability claims, personal injury claims or defective products our business may be harmed.

We will be exposed to risks inherent in the packaging and distribution of pharmaceutical and other healthcare products, such as the unintentional distribution of counterfeit drugs. Furthermore, we may sell products which inadvertently have an adverse effect on the health of individuals. Product liability claims may be asserted against us, although we may have the right under applicable PRC laws, rules and regulations to recover from the relevant manufacturer for compensation we paid to our customers in connection with a product liability claim. Any product liability claim, product recall, adverse side effects caused by improper use of the products we sell or manufacturing defects may result in adverse publicity regarding us and the products we sell, which would harm our reputation. If we are found liable for product liability claims, we could be required to pay substantial monetary damages. Furthermore, even if we successfully defend ourselves against this type of claim, we could be required to spend significant management, financial and other resources, which could disrupt our business, and our reputation and our brand name may also suffer. We, like many other similar companies in the PRC, do not carry product liability insurance. As a result, any imposition of product liability could materially harm our business, financial condition and results of operations. In addition, we do not have any business interruption insurance due to the limited coverage of any business interruption insurance in the PRC and, as a result, any business disruption or natural disaster could severely disrupt our business and operations and significantly decrease our revenue and profitability.

The failure to manage growth effectively could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial and other purposes. As of the date of this Annual Report, we had 501 full-time employees. During any growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the purchase of raw materials and supplies, development of new products, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake our expansion plan, purchase additional equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and, accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competitors; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) limit our investments in research and development; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us or, if available, will be on terms favorable to us.

We are dependent on certain key personnel and loss of these key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success is, to a certain extent, attributable to the management, sales and marketing, and operational and technical expertise of certain key personnel. In addition, we will require an increasing number of experienced and competent executives and other members of senior management to implement our growth plans. We do not maintain key-man insurance for members of our management team because it is not a customary practice in the PRC. If we lose the services of any member of our senior management, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely disrupt our business and prospects.

We are dependent on a trained workforce and any inability to retain or effectively recruit such employees, particularly distribution personnel and regional managers for our business, could have a material adverse effect on our business, financial condition and results of operations.

We must attract, recruit and retain a sizeable workforce of qualified and trained staff to operate our business. Our ability to implement effectively our business strategy and expand our operations will depend upon, among other factors, the successful recruitment and retention of highly skilled and experienced distribution personnel, regional sales managers and other technical and marketing personnel. There is significant competition for qualified personnel in our business and we may not be successful in recruiting or retaining sufficient qualified personnel consistent with our current and future operational needs.

Our financial results may fluctuate because of many factors and, as a result, investors should not rely on our historical financial data as indicative of future results.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the market price of our securities. Operating results may fluctuate in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in operating results could cause the value of our securities to decline. Investors should not rely on comparisons of results of operations as an indication of future performance. As result of the factors listed below, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the market price of our securities to decline. Factors that may affect our quarterly results include:

•	vulnerability of our business to a general economic downturn in the PRC;
•	fluctuation and unpredictability of the prices of the products we sell;
•	seasonality of our business;
•	changes in the laws of the PRC that affect our operations;
•	competition from other retailers and wholesalers; and
•	our ability to obtain necessary government certifications and/or licenses to conduct our business.

Our strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

We intend to expand our business through acquisitions of companies or operations that complement existing product lines, customers or other capabilities. We may be unsuccessful in identifying suitable acquisition candidates, or may be unable to consummate a desired acquisition. To the extent any future acquisitions are completed, we may be unsuccessful in integrating acquired companies or their operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse impact on future profitability. Some of the risks that may affect our ability to integrate, or realize any anticipated benefits from, acquisitions include:

•	unexpected losses of key employees or customer of the acquired company;
•	difficulties integrating the acquired company's standards, processes, procedures and controls;
•	difficulties coordinating new product and process development;
•	difficulties hiring additional management and other critical personnel;
•	difficulties increasing the scope, geographic diversity and complexity of our operations;
•	difficulties consolidating facilities, transferring processes and know-how;
•	difficulties reducing costs of the acquired company's business;
•	diversion of management's attention from our management; and
•	adverse impacts on retaining existing business relationships with customers.

We are overly dependent of certain suppliers and a failure to continue to obtain our supplies from such suppliers may adversely affect our business.

We are dependent on certain suppliers for the supply of a significant portion of our products and/or raw materials. Although we believe that these products and/or raw materials are readily available in the market, there is no guarantee that this would be the case. Also, we are relying on our good relations with such suppliers to ensure the best prices for our products and/or raw materials since we do not typically enter into long term supply contracts with them. A failure to continue receiving these product and/or materials and/or to continue purchasing them on terms favorable to us would negatively affect our operations and profitability.

We do not own any trademarks we currently use in our business. Any failure to continue using this trademark may affect our business in that any goodwill and brand recognition may be lost.

We do not own any trademarks. However, we own two trademark use rights - “Xuelingxian” and “Yaoyuan.”

“Xuelingxian” trademark is owned by a former shareholder of Xuelingxian, Jingsheng Wang, pursuant to Mr. Wang’s consent dated January 1, 2009 for a term from January 1, 2009 to January 1, 2014. “Yaoyuan” is owned by a former shareholder of Yaoyuan, Yanliang Song, pursuant to a license agreement dated April 7, 2010 for a term from April 7, 2010 to April 6, 2020. We do not have any payable license fees to Jingsheng Wang and Yanliang Song for the use of the trademarks. There is no assurance that we may continue using these trademarks on the expiration of the license agreement or that we will be allowed to use them on terms favorable to use. Any failure to continue using these trademarks may affect our business in that any brand recognition may be lost.

Risks Related to Conducting Business in the PRC

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC's legal system is a civil law system based on written statutes. Unlike the common law system prevalent in the United States, decided legal cases have little value as precedent in the PRC. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. The PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of authority as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our principal operating subsidiaries are regarded as foreign invested enterprises, or FIEs, under PRC laws, and as a result are required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of FIEs. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking our business license, other licenses or authorities;
•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business

New labor law in the PRC may adversely affect our results of operations.

On January 1, 2008, the PRC government promulgated the Labor Contract Law of the PRC, or the New Labor Contract Law. The New Labor Contract Law imposes greater liabilities on employers and significantly impacts the cost of an employer’s decision to reduce its workforce. Further, it may require certain terminations to be based upon seniority and not merit. In the event we decide to significantly change or decrease our workforce, the New Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost effective manner, thus materially and adversely affecting our financial condition and results of operations.

We may not be able to comply with applicable Good Manufacture Practice (“GMP”) requirements and other regulatory requirements, which could have a material adverse affect on our business, financial condition and results of operations.

We are required to comply with applicable GMP regulations, which include requirements relating to quality control and quality assurance as well as corresponding maintenance, record-keeping and documentation standards. Manufacturing facilities must be approved by governmental authorities before we use them to commercially manufacture our products and are subject to inspection by regulatory agencies. If we fail to comply with applicable regulatory requirements, including following any product approval, we may be subject to sanctions, including:

•	fines;
•	product recalls or seizure;
•	injunctions;
•	refusal of regulatory agencies to review pending market approval applications or supplements to approval applications;
•	total or partial suspension of production;
•	civil penalties;
•	withdrawals of previously approved marketing applications; or
•	criminal prosecution.

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

Our business relies in part on intellectual properties to stay competitive in the market place. We rely on a combination of trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and the obligations we have to third parties from whom we license intellectual property rights. Nevertheless, these afford only limited protection and policing unauthorized use of proprietary technology can be difficult and expensive. In addition, intellectual property rights historically have not been enforced in the PRC to the same extent as in the United States, and intellectual property theft presents a serious risk in doing business in the PRC. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights and this could have a material adverse effect on our business, operating results and financial condition.

Under the new EIT Law, we may be classified a “resident enterprise” for PRC tax purposes, which may subject us to PRC enterprise income tax for any dividends we receive from our PRC subsidiaries and to PRC income tax withholding for any dividends we pay to our non-PRC shareholders.

On March 16, 2007, the National People’s Congress, or NPC, promulgated the Law of the People’s Republic of China on Enterprise Income Tax, or the new EIT Law, which became effective on January 1, 2008. In accordance with the new EIT Law, the corporate income tax rate is set at 25% for all enterprises. However, certain industries and projects, such as FIEs, may enjoy favorable tax treatment pursuant to the new EIT Law and its implementing rules.

Under the new EIT Law, an enterprise established outside of the PRC whose “de facto management bodies” are located in the PRC is considered a “resident enterprise” and is subject to the 25% enterprise income tax rate on its worldwide income. The new EIT Law and its implementing rules are relatively new and, currently, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine the tax residency of enterprises established outside of the PRC.

Most of our management is currently based in the PRC. If the PRC tax authorities determine that our U.S. holding company is a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to an enterprise income tax rate of 25% on our worldwide taxable income. The “resident enterprise” classification also could subject us to a 10% withholding tax on any dividends we pay to our non-PRC shareholders if the relevant PRC authorities determine that such income is PRC-sourced income. In addition to the uncertainties regarding the interpretation and application of the new “resident enterprise” classification, the new EIT Law may change in the future, possibly with retroactive effect. If we are classified as a “resident enterprise” and we incur these tax liabilities, our net income will decrease accordingly.

Our ability to pay dividends is restricted by PRC laws.

Our ability to pay dividends is primarily dependent on receiving distributions of funds from our PRC Subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC Subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with United States Generally Accepted Accounting Principles, or U.S.GAAP, differ from those reflected in the statutory financial statements of our PRC Subsidiaries.

The principal laws, rules and regulations governing dividends paid by our PRC Subsidiaries include the Company Law of the PRC, Wholly Foreign Owned Enterprise Law and its Implementation Rules. Under these laws and regulations, our PRC Subsidiaries are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to its statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of their respective registered capital. These reserve funds are recorded as part of shareholders' equity but are not available for distribution to shareholders other than in the case of liquidation. As a result of this requirement, the amount of net income available for distribution to shareholders will be limited.

The scope of our business license in the PRC is limited, and we may not expand or continue our business without government approval and renewal, respectively.

Our operating subsidiaries are FIEs located in the PRC. An FIE can only conduct business within its approved business scope, which is designated in its business license. Our licenses permit us to sell and market pharmaceutical products throughout the PRC. Any amendment to the scope of our business requires further application and government approval. In order for us to expand our business beyond the scope of our license, it will be required to enter into negotiations with the government authorities to obtain the approval that would be required to expand the scope of our business. We cannot assure investors that our subsidiaries will be able to obtain the necessary government approval for any change or expansion of its business.

Our business is subject to a variety of environmental laws and regulations. Our failure to comply with environmental laws and regulations may have a material adverse effect on our business and results of operations.

Since the beginning of the 1980s, the PRC has formulated and implemented a series of environmental protection laws and regulations. Our operations are subject to these environmental protection laws and regulations in the PRC. These laws and regulations impose fees for the discharge of waste substances, permit the levy of fines and claims for damages for serious environmental offences and allow the PRC government, at its discretion, to close any facility that fails to comply with orders requiring it to correct or stop operations causing environmental damage. Our operations are in compliance with PRC environmental regulations in all material aspects. The PRC government has taken steps and may take additional steps towards more rigorous enforcement of applicable environmental laws, and towards the adoption of more stringent environmental standards. If the PRC national or local authorities enact additional regulations or enforce current or new regulations in a more rigorous manner, we may be required to make additional expenditures on environmental matters, which could have an adverse impact on our financial condition and results of operations. In addition, environmental liability insurance is not common in the PRC. Therefore, any significant environmental liability claims successfully brought against us would adversely affect our business, financial condition and results of operations.

 PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate, including our ability to pay dividends.

On August 8, 2006, the PRC MOFCOM joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, SAIC, the China Securities Regulatory Commission, or CSRC, and SAFE,, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises, or the Revised M&A Regulations, which took effect on September 8, 2006. These new rules significantly revised the PRC's regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in the PRC and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the PRC government to monitor and prohibit foreign control transactions in key industries.

These rules may significantly affect the means by which offshore-onshore restructurings are undertaken in the PRC in connection with offshore private equity and venture capital financings, mergers and acquisitions. It is expected that such transactional activity in the PRC in the near future will require significant case-by-case guidance from MOFCOM and other government authorities as appropriate. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure its domestic and offshore activities continue to comply with PRC laws. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance. It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of the SAFE notices and new rules. Our business operations or future strategy could be adversely affected by the SAFE notices and the new rules. For example, we may be subject to more stringent review and approval processes with respect to our foreign exchange activities.

The foreign currency exchange rate between U.S. dollars and Renminbi, or RMB, could adversely affect our reported financial results and condition.

To the extent that we need to convert U.S. dollars into RMB for our operational needs, our financial position and the price of our common stock may be adversely affected should RMB appreciate against U.S. dollar at that time. Conversely, if we decide to convert our RMB into U.S. dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in the PRC would be reduced should U.S. dollar appreciate against RMB.

Until 1994, RMB experienced a gradual but significant devaluation against most major currencies, including dollars, and there was a significant devaluation of RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of RMB relative to U.S. dollar has remained stable and has appreciated slightly against U.S. dollar. Countries, including the United States, have argued that RMB is artificially undervalued due to the PRC's current monetary policies and have pressured the PRC to allow RMB to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of RMB against the dollar.

Restrictions on currency exchange may limit our ability to utilize our revenues effectively and the ability of our PRC Subsidiaries to obtain financing.

Substantially all of our revenues and operating expenses are denominated in RMB . Restrictions on currency exchange imposed by the PRC government may limit our ability to utilize revenues generated in RMB to fund our business activities outside the PRC, if any, or expenditures denominated in foreign currencies. Under current PRC regulations, RMB may be freely converted into foreign currency for payments relating to “current account transactions,” which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our PRC Subsidiaries may also retain foreign exchange in their respective current account bank accounts, subject to a cap set by SAFE or its local counterpart, for use in payment of international current account transactions.

However, conversion of RMB into foreign currencies and of foreign currencies into RMB, for payments relating to “capital account transactions,” which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the RMB for capital account transactions could affect the ability of our PRC Subsidiary to make investments overseas or to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

In August 2008, SAFE promulgated Circular 142, a notice regulating the conversion by FIEs of foreign currencies into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a FIE. The use of such RMB may not be changed without approval from SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the SAFE rules.

Any existing and future restrictions on currency exchange may affect the ability of our PRC Subsidiary or affiliated entity to obtain foreign currencies, limit our ability to utilize revenues generated in RMB to fund our business activities outside the PRC that are denominated in foreign currencies, or otherwise materially and adversely affect our business.

Failure to comply with the anti-corruption measures taken by the PRC government could subject us to penalties and other adverse consequences.

We face the risks in relations to actions taken by us, our employees or our subsidiaries that violate the anti-corruption measures taken by the PRC government to prevent fraud and abuse in the pharmaceutical industry. Our failure to comply with these measures, or effectively manage our employees and subsidiaries, could adversely affect our reputation, results of operations and business prospects.

In the pharmaceutical industry, corrupt practices include, among others, acceptance of kickbacks, bribes or other illegal gains or benefits by pharmacies, hospitals and medical practitioners from pharmaceutical manufacturers and distributors in connection with the prescription of certain pharmaceutical products. If we, our employees or subsidiaries violate these laws, rules or regulations, we could be required to pay damages or fines. In the case of our distribution and manufacturing operations, the products involved may be seized and our operations may be suspended, which could materially and adversely affect our business, financial condition and results of operations. Actions by PRC regulatory authorities or the courts to provide an interpretation of PRC laws and regulations that differs from our own or to adopt additional anti-corruption laws and regulations could also require us to make changes to our operations. Our reputation and our sales activities could be adversely affected if we become the target of any negative publicity as a result of actions taken by us, our employees or subsidiaries.

 Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. Although we specifically forbid our employees from engaging in such corrupt practices, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt an equity compensation plan for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company's covered equity compensation plan prior to April 6, 2007. We intend to adopt an equity compensation plan in the future and make option grants to our officers and directors, most of whom are PRC citizens. Circular 78 may require our officers and directors who receive option grants and are PRC citizens to register with SAFE. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time-consuming. If it is determined that any of our equity compensation plans is subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

 Any recurrence of severe acute respiratory syndrome, or SARS, Avian Flu, or another widespread public health problem in the PRC could adversely affect our operations.

A renewed outbreak of SARS, Avian Flu or another widespread public health problem in the PRC, where all of our businesses are located and where all of our sales occur, could have a negative effect on our operations. Our businesses are dependent upon our ability to continue to efficiently distribute and sell our products. Such an outbreak could have an impact on our operations as a result of:

•	quarantines or closure of our distribution center, which would severely disrupt our operations,
•	the sickness or death of our key officers and employees, and
•	a general slowdown in the PRC economy.

Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Adverse changes in political, economic and other policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our products and materially and adversely affect our competitive position.

All of our business operations are conducted in the PRC, and all of our sales are currently made in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the extent of government involvement;
•	the level of development;

•	the growth rate;
•	the control of foreign exchange;
•	the allocation of resources;
•	an evolving regulatory system; and
•	lack of sufficient transparency in the regulatory process.

While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in the PRC are still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect our business. The PRC government also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the PRC economy could result in decreased expenditures by hospitals and other users of our products, which in turn could reduce demand for our products.

Moreover, the political relationship between the United States, Europe, or other Asian nations and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of foreign relations are difficult to predict and could adversely affect our operations or cause our products to become less attractive. This could lead to a decline in our profitability.

Any adverse change in the economic conditions or government policies in the PRC could have a material adverse effect on overall economic growth and the level of healthcare investments and expenditures in the PRC, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

We may not be guaranteed a continuance to receive the preferential tax treatment we currently enjoy, and revenue from our operations in the PRC may become subject to taxation.

The PRC government has provided various incentives to promote the development its TCM industry. These incentives include limited tax exemptions, reduced tax rates and other preferential treatments. Xuelingxian, as a TCM material producer, has been enjoying these preferential tax treatments. Pursuant to the EIT Law, its Implementation Rules, the PRC Value-Added Tax Tentative Provisions and its Implementation Rules, Xuelingxian is entitled to an enterprise income tax rate of 0% for revenue arising from sales of self-cultivated or basic treated TCM and a VAT rate of 0% for income from sales of self-cultivated TCM.

However, we cannot predict when the PRC will cease its preferential tax treatments. In the event of a change of preferential tax policy, Xuelingxian’s business income will be subject to enterprise income tax and VAT.

Because our business is located in the PRC, we may have difficulty establishing adequate management, legal and financial controls, which are required in order to comply with United States securities laws.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls, and computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, or SOX. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of its financial statements and prevent us from complying with the rules and regulations promulgated by the Securities Exchange Commission, the SEC, and the requirements of SOX. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

All of our current business operations are conducted in the PRC. Moreover, our directors, two of our officers and two of independent directors are nationals and residents of the PRC. All the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the PRC courts would recognize or enforce judgments of United States courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

If we are found to be in violation of current or future PRC laws, rules or regulations regarding the legality of foreign investment in the PRC with respect to our ownership structure, we could be subject to severe penalties.

We currently conduct business operations solely in the PRC through our PRC Subsidiaries, in which we hold 100% equity ownership interest. We are a Delaware corporation and our direct and indirect subsidiaries are companies organized under the laws of British Virgin Islands and Hong Kong. As a result, our subsidiaries in the PRC are regarded as FIEs under PRC law and we are subject to PRC law limitations on foreign ownership of PRC companies. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our pharmaceutical distribution and production businesses.

Accordingly, it is possible that the relevant PRC authorities could, at any time, assert that any portion of our existing or future ownership structure and businesses violate existing or future PRC laws, regulations or policies. It is also possible that the new laws or regulations governing our business operations in the PRC that have been adopted or may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our PRC Subsidiaries' and our current or proposed businesses and operations. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including:

•	levying fines;
•	confiscating our income;
•	revoking business and other licenses;
•	requiring us to discontinue any portion or all of our business;
•	requiring us to restructure our ownership structure or operations; and
•	requiring actions necessary for compliance.

In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of pharmaceutical businesses, including limitations on our ability to own key assets.

The PRC government regulates the pharmaceutical industries including foreign ownership of, and the licensing and permit requirements pertaining to, companies operating in these industries. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the pharmaceutical industry include those relating evolving licensing practices. Permits, licenses or operations at our company are subject to government review and scrutiny, which may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us. Although we believe we comply with current PRC regulations, we cannot assure you that our ownership and operating structure comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could take other regulatory or enforcement actions against us that could be harmful to our business.

Failure to comply with PRC regulations regarding the registration requirements for employee stock ownership plans or share option plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions, such as a PRC citizen's participation in the employee stock ownership plans or stock option plans of an overseas publicly listed company. In March 2007, SAFE promulgated the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plan or Stock Option Plan of Overseas-Listed Company, or Circular 78. Under Circular 78, PRC citizens who participate in an employee stock option plan in an overseas publicly listed company are required to register with SAFE or its local office and complete certain other procedures. A PRC agent, which could be the PRC subsidiary of such overseas publicly listed company, is required to retain a financial institution with stock brokerage qualification at the listing place or a qualified institution relating to the exercise or sale of share options. For participants who had already participated in an employee stock option plan before the date of Circular 78, their PRC employers or PRC agents are required to complete the relevant formalities within three months of the date of this Circular. We and our PRC employees who receive stock option plans will be subject to these regulations. If we or our PRC optionees fail to comply with these regulations, we or our PRC optionees may be subject to fines and other legal or administrative sanctions.

We have requested our other stockholders and beneficial owners who are PRC residents to make the necessary applications and filings as required under these regulations and under any implementing rules or approval practices that may be established under these regulations. However, as a result of the vagueness of these regulations and implementing rules, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by SAFE and its local branch. Furthermore, there is a risk that not all of our stockholders and beneficial owners who are PRC residents will in the future comply with our request to make or obtain any applicable registration or approvals.

We face uncertainty from the Circular on Strengthening the Administration of Enterprise Income Tax on Non-resident Enterprises' Share Transfer ("Circular 698") released in December 2009 by China's State Administration of Taxation (SAT), Effective as of January 1, 2008.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises (Circular 698) issued by the State Administration of Taxation on December 10, 2009, where a foreign investor transfers the equity interests of a PRC resident enterprise indirectly via disposing of the equity interests of an overseas holding company ("Indirect Transfer") and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. The PRC tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid PRC tax, they will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and, as a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Failure to comply with the foreign exchange registration for equity-transfer-based foreign investments could subject us to penalties and other adverse consequences.

On August 8, 2006, SAFE and other 5 Chinese Authorities together issued “the Interim Provisions on the Takeover of Domestic Enterprises by Foreign Investors” also known as "Circular 10." Article 26 of Circular 10 requires a foreign investor which intends to purchase the equities of a domestic company by agreement, if the examination and approval organ makes a decision of approval, shall simultaneously send a copy of the relevant approval documents to the foreign exchange control departments of the places where the equity transferor and the domestic company are located, respectively. The foreign exchange control department of the place where the equity transferor is located shall handle the foreign exchange registration for equity-transfer-based foreign investments, which indicates that the consideration to the foreign investor’s equity takeover has been fully paid.

The failure or inability to comply with the registration procedures set forth therein may be subject to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit or eliminate our PRC subsidiaries' ability to make distributions or pay dividends or require changes to our ownership structure, all of which could adversely affect our business and prospects and prevent you from receiving any dividends on your stocks.

As of April 9, 2011, our Xuelingxian subsidiary is in the process of completing the foreign exchange registration for equity-transfer-based foreign investments.

Risks Relating to Investment in Our Securities

An active public market for our common stock may not develop or be sustained, which would adversely affect the ability of our investors to sell their securities in the public market.

Our shares of common stock currently trade on the OTCBB. We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Holders of a significant number of our shares and/or their designees may be eligible to sell our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, or Rule 144, subject to certain limitations. In general, pursuant to Rule 144, a non-affiliate stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period, and provided that there is current public information available, may sell all of its securities. Rule 144 also permits the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls, we may not be able to accurately report our financial results or prevent fraud, and our business, financial condition, results of operations and reputation could be materially and adversely affected.

We are a public company and our internal control will be essential to the integrity of our business and financial results. Our public reporting obligations may place a strain on our management, operational and financial resources and systems. We have implemented measures to enhance our internal controls, and plan to take steps to further improve our internal controls on an ongoing basis. If we encounter difficulties in improving our internal controls and management information systems, we may incur additional costs and management time in meeting our improvement goals. In addition, we plan to grow further through acquisitions, which may involve the incurrence of costs and difficulties in integrating acquired businesses and centralizing our internal controls for our acquired businesses. We cannot assure you that the measures taken to improve our internal controls will be effective. If we fail to maintain effective internal controls in the future, our business, financial condition, results of operations and reputation may be materially and adversely affected.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team must invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We do not foresee paying cash dividends in the near future.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2. Properties.

Our main office is located on 25/F New World Center, No. 6009 Yitian Road, Futian District, Shenzhen, PRC. Our main manufacture, distribution and sales facilities are located in Tonghua city of Jilin province, Anhui province and Shandong province. We do not own land use rights or buildings. We rent all the land and buildings we use. We believe that our existing facilities are well maintained and in good operating condition and sufficient for our present needs.

Below is a list of land and premises we currently rent:

No.	Lessor	Term	Rent (RMB)	Rent (US$)	Description
1	General Tobacco Group Co., Ltd.	July 1, 2009 – June 30, 2010	1,417,295 per year	215,009 per year	Used as distribution center, totaling 15,533 square meters
2	General Tobacco Group Co., Ltd.	March 1, 2010 -February 28, 2011	180,000 for the first year and increase at a rate of 5% per year thereafter	27,307 per year and increase at a rate of 5% per year thereafter	Used for parking, totaling 156,020 square meters
3	General Trading Co., Ltd.	March 1, 2010-March 28, 2011	30,000 for the first year and increase at a rate of 5% per year thereafter	4,551 for the first year and increase at a rate of 5% per year thereafter	Used as offices, totaling 1,160.46 square meters
4	General Tobacco Group Co., Ltd.	July 1, 2010 -June 30, 2011	1,335,334 per year	202,575 per year	Used as distribution center, totaling 13,937 square meters
5	General Tobacco Group Co., Ltd.	July 1, 2010 -June 30, 2011	390,898 per year	59,301 per year	Used as warehouse, totaling 2,677 square meters
6	Shujun Xu	November 1, 2006-October 31, 2011,	360,000 for the first year; 420,000 for the second year; 480,000 for the third year; 540,000 for the fourth year; 600,000 for the fifth year.	54,613 for the first year; 63,716 for the second year; 72,818 for the third year; 81,920 for the fourth year; 91,022 for the fifth year.	Used as distribution center, totaling 2,449 square meters
7	Xiuying Hou	December 1, 2010-December 1, 2013	64,800 every year	9,830 every year	Used as distribution center, totaling 300 square meters
8	Anhui Province Bozhou City Fengyi Institute of Traditional Chinese Medicine	August 1 2008 –July 31, 2023 renewable annually	1,200,000 per year	182,045 per year	Used as warehouse, totaling 3,000 square meters
9	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	January 1, 2010-December 31, 2014 renewable annually	14,970,000 for 2010, 8,800,000 per year thereafter.	2,271,007 for 2010, 1,334,994 per year thereafter.	Used for herbal cultivation, totaling 1,318 acres
10	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	July 1, 2010 - December 31, 2015 renewable annually	31,450,367 for 2010, 16,939,939 for 2011, 10,468,500 per year thereafter.	4,771,142 for 2010, 2,569,854 for 2011, 1,588,112 per year thereafter	Used for herbal cultivation, totaling 1,642 acres.
11	25/F New World Center, 6009 Yitian Road, Futian District, Shenzhen, PRC	Dec 1, 2009 - Nov 30, 2012	606,000 per year	104,676 per year	Used as office

Item 3. Legal Proceedings.

We are not aware of any material, active, pending or threatened proceeding against us or our subsidiaries, nor are we, or any subsidiary, involved as a plaintiff or defendant in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our interest.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock was approved to trade on the OTC Bulletin Board system since May 5, 2009 initially under the symbol “TOPG.OB” and, since September 21, 2010 under the symbol “GPHG.OB. There was no trading for our common stock in 2009. To date the trading for our common stock has been limited.

The following table sets forth the high and low bid information for our common stock for each quarter within our last fiscal year and interim periods, as reported by the OTC Bulletin Board. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns, or commissions, and do not necessarily reflect actual transactions.

	High		Low
Quarter Ended March 31, 2010	$	Nil	$	Nil
Quarter Ended June 30, 2010		$0.10		$0.10
Quarter Ended September 30, 2010		$3.10		$0.10
Quarter Ended December 31, 2010		$5.45		$3.20

Holders of Our Common Stock

As of April 11, 2011, we had 60 stockholders of record of our common stock. The number of record holders does not include persons who hold our common stock in nominee or “street name” accounts through brokers.

Dividends

Since we have been a public company, we have not paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, purchased any shares of our common stock.

Recent Sales of Unregistered Securities

We have reported all sales of our unregistered equity securities that occurred during 2010 in our Reports on Form 10-Q or Form 8-K, as applicable.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in such statements. Factors that may cause future results to differ materially from those projected include but are not limited to those discussed in Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to our consolidated financial statements. Our critical accounting policies are those where we have made the most difficult, subjective or complex judgments in making estimates, and/or where these estimates can significantly impact our financial results under different assumptions and conditions. Our critical accounting policies are:

Revenue Recognition

We recognize revenues in accordance with FASB ASC 605-10-S99-1 when (a) the price to the customer is fixed or determinable, (b) persuasive evidence of an arrangement exists, (c) delivery has occurred and (d) collectability of the resulting receivable is reasonably assured. Revenue from the sales of goods is recognized on the transfer of significant risks and rewards of ownership, which generally coincides with the time when the goods are delivered to the carrier designated by the customer and title passes to the customer.

Accounts Receivable

Accounts receivable, which are unsecured, are stated at the amount we expect to collect. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Our credit losses have historically not been significant. As of December 31, 2010 and 2009, all of the trade receivable balances were aged less than one year. Therefore, management concluded that no allowance for uncollectible amounts was required.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We have concluded all PRC corporate income tax matters through 2010 and do not anticipate adjustments as a result of any tax audits within the next twelve months.

Segments

Segments are defined as components of our business for which separate financial information is available that is evaluated by our chief operating decision-maker (our CEO) in deciding how to allocate resources and assess performance. We presently have four operating segments, consisting of (i) pharmaceutical products distribution, (ii) Traditional Chinese Medicine, or TCM, processing and distribution, (iii) herbal cultivation and sales and (iiii) flower tea bags. Currently, we do not have intersegment sales.

Overview

We were incorporated in Delaware on February 9, 2007, under the name “Top Flight Gamebirds, Inc,” or Top Flight. Our principal executive offices are located at Room 2503-2505, New World Center, No.6009 Yitian Road, Futian District, Shenzhen, Guangdong 518026, People’s Republic of China. On September 20, 2010, we changed our name to Global Pharm Holdings Group, Inc. From the time of inception until August 6, 2010, we had entered the commercial game bird industry and had no significant operations. Prior to the Reverse Merger (as defined herein), our revenues had not been sufficient to cover our operating costs and to allow us to continue as a going concern.

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

On August 12, 2010, Top Flight entered into and consummated a Share Exchange Agreement with Mei Li Tsai, the then sole shareholder of Global Pharma BVI Enterprise Group Limited, a BVI company (referred to as Global Pharma BVI), and Global Pharma BVI to acquire all the issued and outstanding capital stock of Global Pharma BVI, in consideration for 1,800,000 newly issued restricted shares of Top Flight (referred to as the Reverse Merger). The Reverse Merger was approved by the board of directors on August 12, 2010. Immediately after the closing of the Reverse Merger, we had a total of 26,000,000 issued and outstanding shares of common stock and Mei Li Tsai was our then single largest shareholder of 20,894,000 shares of common stock, or approximately 80.36% of our total issued and outstanding 26,000,000 common shares. As a result of the Reverse Merger, Global Pharma BVI is now our wholly owned subsidiary.

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

After Top Flight entered into the Share Exchange Agreement with Global Pharma BVI on August 12, 2010, pursuant to the Earn-In Agreement, as thereafter amended as described below (and as described in Item 1. Business – Business History of this Annual Report on Form 10-K), the shareholders, including the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, and the key management of Global Pharma BVI were given the right to purchase 20,894,000 shares at four different occurrence dates, contingent on various targets for total consideration of $300,000. The $300,000 was expensed and was charged to additional paid-in capital. Targets include binding three-year employment contracts with various members of management within six months of this agreements and target after tax net income (the non-cash expenses need to be excluded from the calculation of net income) of $3.6 million, $3.8 million, and $15.2 million for the three months ended June 30, 2010 and September 30, 2010, and for the 12 months ended December 31, 2010, respectively. Pursuant to the Amendment to the Earn-In Agreement, the key management and former shareholders, including beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, acquired call rights to own 80.36% of Top Flight. On September 20, 2010, Top Flight changed its name to Global Pharm Holdings Group, Inc.

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

On the date of the Reverse Merger, we changed our business plan to focus on pharmaceutical-related product distribution in China.

Pharmaceutical Product Distribution Segment

Our products include prescription drugs, over-the-counter, or OTC, drugs, and nutritional supplements. In 2010, we sold more than 12,700 types of products and had over 3,700 clients that spanned from hospital, clinics, pharmacies and drugstores, and other healthcare institutions.

In 2010, the sales from our distribution segment accounted for 70% of total sales. Yaoyuan and Tongdetang focus primarily on the distribution business. They purchase pharmaceutical-related products from manufacturers and wholesalers and sell the products to hospitals, other distributors, health clinics, chain and individual drug stores, among others.

In January 2010, we entered into an exclusive distribution agreement with Xiuzheng Pharmaceutical Group Marketing Co., Ltd., or Xiuzheng, and obtained the exclusive distribution right to sell over 500 different types of its OTC drugs in Shandong province (referred to as the Xiuzheng Agreement). The term of the Xiuzheng Agreement is one year, commencing January 1, 2010, which we renewed on January 1, 2011. Xiuzheng is a well-known pharmaceutical manufacturer and its products are popular in China. The exclusive distribution right of Xiuzheng’s products has generated significant revenue in the first three quarters in 2010 of approximately 5%. We have expanded our effort to sell Xiuzheng’s products in 2010 and we renewed the contract in 2011.

In addition, in January 2010, we entered into another provincial exclusive distribution agreement with Hainan Lingkang Pharmaceutical Co., Ltd., or Lingkang (referred to as the Lingkang Agreement), pursuant to which we obtained exclusive distribution rights to sell 40 types of its prescription drugs in Shandong province. We also obtained the right to price the drug according to the market. The term of the Lingkang Agreement is one year, commencing January 1, 2010, which we renewed on January 1, 2011. The exclusive distribution and pricing rights for Lingkang’s products has generated significant revenue and profit in 2010 of approximately 28%.

TCM Processing and Distribution Segment

In 2010, the sales from our TCM processing and distribution segment accounted for 16.0% of the total sales. Xuelingxian focused on the TCM processing and distribution.

Herb Cultivation and Sales Segment

In 2010, the sales from our herb cultivation and sales segment accounted for 11.0% of the total sales. On each of January 1, 2010 and July 2, 2010, we rented parcels of land from Mengwang Village Committee of Dayang County, Qiaocheng District, Boxhou City in Anhui province to expand our herbal cultivation business. Both parcels of land generated revenue in the third and fourth quarters of 2010, in the aggregate, of $15,390,594.

According to statistics of China Association of Traditional Chinese Medicine, as quoted by Ministry of Commerce of the People’s Republic of China (http://www.mofcom.gov.cn/aarticle/o/di/201011/20101107245413.html), the price of 84% of the 537 most commonly used herbal products increased in amounts ranging from 5% to 180%. Of these herbal products, 28% increased more than 50% in price. Our management believes this trend will continue until the spring of 2011 because the demand for herbal products in the winter is traditionally higher than other seasons. The profit of our herbal cultivation segment has increased 105.2% in 2010 compared to 2009.

Flower Tea Bags Segment

In 2010, the sales from our flower tea bags segment accounted for 3.5% of the total sales. The current production of flower tea bags includes basic processing, screening, and bagging. In order to satisfy the increasingly sophisticated market trends and accommodate customers’ needs, management plans to restructure the flower tea segment and refine the current tea products to grinding tea drinks to meet the market demand.

Recent Developments

Joint Venture

On March 21, 2011, we obtained a Certificate of Approval from the Anhui Provincial Government for the establishment of a Joint Venture, “Anhui Sino-Green TCM Tech Development Co., Ltd” (“Sino-Green TCM Tech”), with foreign investment in the People’s Republic of China. On April 6, 2011, we obtained the Business license for Sino-Green TCM Tech.

Wisdom Fortune, our Hong Kong subsidiary, together with Anhui Qianyi Pharmaceutical Co., Ltd. (referred to as Qianyi Pharmaceutical), a PRC company, established Anhui Sino-Green TCM Tech Development Co., Ltd. (referred to as Sino-Green TCM Tech), a Joint Venture in Bozhou City, Anhui Province. Wisdom Fortune will invest $9.7 million and Qianyi Pharmaceutical will invest $0.3 million, reflecting 97% and 3%, respectively, of the ownership of Sino-Green TCM Tech to the Joint-Venture. Qianyi Pharmaceutical will have a total investment of $20 million and registered capital of $10 million. Wisdom Fortune and Qianyi will invest an additional $10 million in proportional amounts in the future. The Company is required to pay $1,455,000 registered capital within three months and $8,245,000 registered capital within two years after April 6, 2011. The Company will fund the registered capital by using its working capital.

The Joint Venture with a local company in Bozhou City represents a new stage in the development of a TCM cultivation base in Bozhou over the next five years, and is based on the Letter of Intent recently signed with the Bozhou Municipal Government. The total project is comprised of the following key components: the rent of 100,000 mu (about 6,667 hectares) of planting base from 2011 to 2015; the construction of an integrated TCM facility for health-care product research and development (refer to as R&D), herbal processing, and TCM extraction during 2011 to 2013; and the establishment of a modern information platform for the collection, compilation and analysis of TCM industrial information during 2011 and 2012. We, together with the support of the Bozhou municipal government, plan to invest approximately RMB 500 million (about $76.1 million) in aggregate capital expenditures over the next five years to support the project. The Company intends to finance future capital expenditures related to the joint venture through a combination of working capital, and possibly additional debt and equity financings.

In addition, based on the Letter of Intent with the Bozhou municipal government, we will have the right to sign contracts with local farmers to procure annual harvests at the current market price. These agreements cover 250,000 mu (about 16,667 hectares) of herbal cultivation land in Bozhou City.

We are engaging in the TCM cultivation, TCM herbal processing and related products R&D business to alleviate the impact on price inflation and maintain the supply stability of TCM raw materials. The cost-saving for TCM herbal-related raw materials obtained directly from the place of origin will significantly enhance our products portfolio, and create a significant synergy between our plantation base and distribution business units. With the goal of integrating production, distribution, wholesale and retail, we hope to establish a complete value chain in the pharmaceutical distribution industry.

Agreement to Amend the Earn-In Agreement

On August 12, 2010, Global Pharma BVI entered into and consummated a Share Exchange Agreement with the Company. Pursuant to the Earn-In Agreement, as thereafter amended as described below, the shareholders, including the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, and the key management of Global Pharma BVI were given the right to purchase 20,894,000 shares at four different occurrence dates, contingent on various targets for total consideration of $300,000. On March 29, 2011, we entered into an Agreement to Amend the Earn-In Agreement, (the “Amendment”), with the former shareholders and the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan and 20 individuals of its management who were parties to the original agreement. As of March 29, 2011, pursuant to the Amendment, all of the four earn-in targets have been achieved and the key management and former shareholders and the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan hold, in the aggregate, 20,894,000 shares, or 80.36%, of the Company’s shares of stock.

Result of Operations

The following table presents certain information derived from our consolidated financial statements for the years ended December 31, 2010 and 2009.

For the Years Ended December 31,
in USD except percentage	2010		2009		Change
		% of revenue		% of revenue	Amount	Percentage
Revenues, net	$140,342,778	100.0	$86,784,002	100.0	$53,558,776	61.7
Cost of goods sold	113,932,845	81.2	70,725,013	81.5	43,207,832	61.1
Gross profit	26,409,933	18.8	16,058,989	18.5	10,350,944	64.5
Operating expenses	1,495,344	1.1	792,295	0.9	703,049	88.7
General and administrative	8,995,551	6.4	1,096,333	1.3	7,899,218	720.5
Income from operations	15,919,038	11.3	14,170,361	16.3	1,748,677	12.3
Interest income	27,105	0.0	21,052	0.0	6,053	28.8
Miscellaneous (Expense)/income	(12,797)	0.0	8,266	0.0	(21,063)	(254.8)
Income before income taxes	15,933,346	11.4	14,199,679	16.4	1,733,667	12.2
Provision for income taxes	4,781,204	3.4	3,298,277	3.8	1,482,927	45.0
Net income	$11,152,142	7.9	$10,901,402	12.6	$250,740	2.3

The increase in net revenue and net income were accounted for by increases in each of our segments as indicated below:

For the Years Ended December 31 - Revenue
in USD except percentage	2010		2009		Change
		% of revenue		% of revenue		%
Pharmaceutical products distribution	$97,632,578	69.6	$59,179,450	68.2	$38,453,128	65.0
TCM processing and distribution	22,463,998	16.0	14,844,372	17.1	7,619,626	51.3
Herbal cultivation and sales	15,390,594	11.0	7,500,814	8.6	7,889,780	105.2
Flower tea bags	4,855,608	3.5	5,259,366	6.1	(403,758)	(7.7)
Total	$140,342,778	100	$86,784,002	100	$53,558,776	61.7

For the Years Ended December 31 - Cost of goods sold
in USD except percentage	2010		2009		Change
		% of COGS		% of COGS		%
Pharmaceutical products distribution	$80,515,986	70.7	$48,937,239	69.2	$31,578,747	64.5
TCM processing and distribution	18,634,695	16.4	11,621,422	16.4	7,013,273	60.3
Herbal cultivation and sales	11,152,408	9.8	6,431,470	9.1	4,720,938	73.4
Flower tea bags	3,629,756	3.2	3,734,882	5.3	(105,126)	(2.8)
Total	$113,932,845	100.0	$70,725,013	100.0	$43,207,832	61.1

For the Years Ended December 31 - Net Income
in USD except percentage	2010		2009		Change
		% of income		% of income		%
Pharmaceutical products distribution	$11,047,846	99.1	$6,725,126	61.7	$4,322,720	64.3
TCM processing and distribution	2,572,311	23.1	2,130,292	19.6	442,019	20.7
Herbal cultivation and sales	3,961,245	35.5	908,629	8.3	3,052,616	336.1
Flower tea bags	957,694	8.6	1,137,355	10.4	(179,661)	(15.8)
Corporate	(7,386,954)	(66.2)	-	-	(7,386,954)	N/A
Total	$11,152,142	100	$10,901,402	100	$250,740	2.3

Revenue. Our net revenue increased by $53.6 million, or 61.7%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net revenue was attributable to our reportable segments as follows:

•
Pharmaceutical products distribution –The contribution from our pharmaceutical products distribution segment was $97.6 million, or 69.5% of the total sales, for the year ended December 31, 2010 compared to $59.2 million, or 68.2% of the total sales, for the prior year, an increase of $38.5 million, or approximately 65.0%. This increase was primarily due to the signing of exclusive distribution right from two pharmaceutical manufactures, representing 30.2% sales in 2010, at the beginning of 2010 to sell totally over 680 kinds of their products in Shandong province.

•
TCM processing and distribution –Revenue from this segment was $22.5 million for the year ended December 31, 2010, compared to $14.8 million for the prior year, an increased of $7.7 million, or approximately 51.3%. This increase was primarily due to the increase of product variety and price volatility of TCM products, as well as the increased demand for drugs from hospitals, pharmacy shops and neighborhood clinics.

•
Herbal cultivation and sales –Revenue from our herbal cultivation and sales segment was $15.4 million for the year ended December 31, 2010, compared to $7.5 million for the prior year, an increase of $7.9 million, or approximately 105.2%. This increase was primarily due to the additional land we rented for plantation and the respective revenues from the herbs harvested during 2010, as well as the increase in prices of certain herbs during 2010.

•
Flower tea bags –Revenue from our flower tea segment was $4.9 million for the year ended December 31, 2010, compared to $5.3 million for the prior year, a decrease of $0.4 million, or approximately 7.7%. This slight decrease was primarily due to the entry and expansion of competitive products, the geographical limitation of the products, and the rough and plain design and packaging that was less attractive to the consumer, as well as our insufficient marketing. We are planning to redesign the flower tea products and to restructure the flower tea segment in 2011.

Cost of Goods Sold. Our cost of goods sold increased by $43.2 million, or 61.1%, to $113.9 million for 2010 from $70.7 million in 2009 consistent with the increase in revenue. More specifically:

•
Pharmaceutical products distribution –The cost of goods sold from our distribution segment was $80.5 million, or 70.7% of the total cost of goods sold, for the year ended December 31, 2010 compared to $48.9 million, or 69.2% of the total sales, for the prior year, an increase of $31.6 million, or approximately 64.5%. This increase was primarily due to more products we sold in 2010 compare to 2009 and was consistent with the increase in revenue in pharmaceutical products distribution segment.

•
TCM processing and distribution – The cost of goods sold from this segment was $18.6 million for the year ended December 31, 2010, compared to $11.6 million for the prior year, an increased of $7.0 million, or approximately 60.3%. This increase was primarily due to the increase of sales in TCM processing and distribution segment and the price volatility of TCM products.

•
Herb cultivation and sales – The cost of goods sold from our herbal cultivation segment was $11.2 million for the year ended December 31, 2010, compared to $6.4 million for the prior year, an increase of $4.7 million, or approximately 73.4%. This increase was consistent with increase in revenue in herb cultivation and sales segment, as well as the increase in prices of certain herbs during 2010.

•
Flower tea bags – The cost of goods sold from our flower tea segment was $3.6 million for the year ended December 31, 2010, compared to $3.7 million for the prior year, a decrease of $0.1 million, or approximately 2.8%. This slight decrease was primarily due to the less flower tea bags we sold in 2010 compare to 2009 and was consistent with the decrease of revenue in flower tea bags segment.

Gross Profit. Our gross profit increased by $10.4 million, or 64.5% to $26.4 million from $16.1 million compared to the prior year. Our gross profit margin increased from 18.5% to 18.8%. This increase is mainly due to the growth of our herbal cultivation business in 2010.

Operating Expenses. Our operating expenses increased by $0.7 million, or 88.7%, from $0.8 million in 2009 to $1.5 million in 2010. The increase is primarily due to increases advertising and freight costs consistent with higher sales volume.

General and Administrative. Our general and administrative expenses increased by $7.9 million, or 720.5%, from $1.1 million in 2009 to $9.0 million in 2010. The increase is primarily due to the increase of stock-based compensation expenses of $6.0 million and merger cost of $0.8 million in 2010. On June 29, 2010, in connection with the Earn-In Agreement, as thereafter amended, 20 management team members obtained the call right to purchase 2,279,930 shares of our common stock and the fair value of these shares of stock was appropriately $6.0 million at the grant date. These employee-based stock expenses had been fully amortized in 2010. The increase of the general and administrative expenses is also consistent with the increase in net revenue and our becoming a public company, resulting in increased professional service fees, such as legal and accounting.

Income from Operations. As a result of the foregoing, our income from operations increased to $15.9 million in 2010 from $14.2 million in 2009, an increase of $1.7 million, or 12.3%, due to the increase in revenue and offset by stock-based compensation expenses and merger cost.

Income Taxes. Our income tax expense increased to $4.8 million in 2010 from $3.3 million in 2009, as a result of the increased revenue. Our effective tax rate for our operating subsidiaries was 21.1% and 23.2% for 2010 and 2009, respectively. The statutory rate under the laws of the PRC is 25%, the difference being attributable to our herbal cultivation segment having zero income tax in China.

Net Income. Our net income increased by $0.3 million to $11.2 million in 2010 from $10.9 million in 2009. Our net profit margin decreased from 12.6% in 2009 to 7.9% in 2010. The decrease of profit margin was primarily due to the stock-based compensation expenses and merger cost incurred in 2010. Except for $6.0 million stock-based compensation expenses and 0.8 million merger cost, the net income was $17.9 million in 2010, an increase of $7.0 million, or 63.9% from $10.9 million in 2009, which was consistent with the increase of sales.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

For the Years Ended December 31,
			Change
in USD except percentage	2010	2009		%
Net cash provided by operating activities	$8,902,924	$10,163,888	$(1,285,779)	(12.7)
Net cash used in investing activities	(46,516)	(155,971)	109,455	(70.2)
Net cash used in financing activities	(12,079,249)	(7,750,891)	(4,303,585)	55.5
Net (decrease) increase in cash	(3,222,841)	2,257,026	(5,479,909)	(242.8)
Cash and cash equivalents at the end of the year	$4,271,498	$7,455,147	$(3,183,649)	(42.7)

We had net working capital of $17,417,499 at December 31, 2010, an increase of $7.4 million over $10,030,237 at December 31, 2009. Cash for operations and liquidity needs are funded primarily through cash flows from operations. We believe that the funds and cash generated from operations available to us are adequate to meet our operating needs in 2011.

For the year ended December 31, 2010, cash and cash equivalent decreased by $3.2 million compared to December 31, 2009, primarily attributable to various factors, including:

Net cash provided by operating activities

For the year ended December 31, 2010, we generated $8.9 million from operating activities, as compared to $10.2 million for 2009. The decrease of $1.3 million is primarily a result of increases of net income of 7.0 million, which excludes $6.7 million non-cash expenses, and the increase of $5.8 million of accounts payables, offset by the increase in accounts receivable and inventory of $7.4 million and $6.2 million, respectively.

Net cash used in investing activities

We used $0.05 million in investing activities during 2010 as compared to $0.16 million during 2009. The decrease of $0.11 million in investing activities was primarily a result of less expenditure on purchase of equipment.

Net cash used in financing activities

Cash used in financing activities was $12.1 million in 2010 as compared to $7.8 million in 2009. The cash used in financing activities in both periods were primarily the result of dividends paid to the former stockholders of our operating subsidiaries. We paid $(13,577,086) and $8,190,085 to the former stockholders of our operating subsidiaries for the years ended December 31, 2010, and 2009, respectively.

Capital Resources

The outstanding balances of the short-term loans we entered into in 2009 and 2010 with Shandong Qilu bank were fully paid during the year.

As at December 31, 2010, there were three short-term loans outstanding for general working capital purposes:

•
Loan obtained on December 28, 2010 with Shandong Qilu Bank. The balance amount is RMB 9 million or $1,365,335 at December 31, 2010 and is due on March 27, 2011. The loan bears an interest of 5.885% annually, payable monthly. The loan is pledged on the RMB10 million or $1,517,039 bank deposit that we maintain with the same bank, for a guarantee duration similar to the loan term. The balance has been paid in full subsequent to December 31, 2010;

•
Loan obtained on December 31, 2010 with Shandong Qilu Bank. The balance amount is RMB 3 million or $455,111 at December 31, 2010 and is due on December 30, 2011. The loan bears an interest of 6.972% annually, payable monthly. The loan is pledged on our inventory worth of RMB 6 million or $910, 223 for a duration similar to the loan term. Shandong Qilu Bank has authorized Shandong Woerde Guarantee Company to supervise the pledged inventories;

•
Loan obtained with Construction Bank of China for a term of June 1, 2010 to May 31, 2011. The balance amount is RMB 1 million or $151,704 at December 31, 2010 and is due on May 31, 2011. The loan bears an interest of 5.5755% annually, payable quarterly. The loan is guaranteed on $4 million property and land of two shareholders and Bozhou City Fengyi Herbal Research and Development Institute for a period from April 6, 2010 to April 6, 2013.

Working Capital Requirements

Historically, operations have been sufficient to meet our general cash needs. We believe that we will be able to continue to generate revenue from operations, which will provide the necessary cash flow to meet anticipated working capital requirements. However, our actual short- and long-term working capital requirements will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start up new businesses and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may arise, and management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity if necessary.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The following financial statements are filed on page F-1 onwards as part of this annual report together with the report of the independent registered public accounting firm:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009
•	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2010 and 2009
•	Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2010 and 2009
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
•	Notes to the Consolidated Financial Statements.

GLOBAL PHARM HOLDINGS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Income and Comprehensive Income	F-4

Statements of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-29

Crowe Horwath LLP Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Pharm Holdings Group, Inc.
Shenzhen, People’s Republic of China

We have audited the accompanying consolidated balance sheet of Global Pharm Holdings Group, Inc. as of December 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Pharm Holdings Group, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
April 13, 2011

To the Board of Directors and Stockholder of
Global Pharm Holdings Group, Inc.
(formally Global Pharma Enterprise Group Limited)

We have audited the accompanying consolidated balance sheet of Global Pharm Holdings Group, Inc. and Subsidiaries (formally Global Pharma Enterprise Group Limited) (the “Company”) as of December 31, 2009, and the related consolidated statements of income and comprehensive income, stockholder’s equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Pharm Holdings Group, Inc. and Subsidiaries (formally Global Pharma Enterprise Group Limited) as of December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ ACQUAVELLA, CHIARELLI, SHUSTER, BERKOWER & CO., LLP

Iselin, New Jersey
August 2, 2010

New York     •     New Jersey     •     San Francisco     •     Los Angeles     •     Cayman Islands

GLOBAL PHARM HOLDINGS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,271,498	$7,455,147
Accounts receivable	19,771,619	11,707,848
Inventories	16,058,760	9,373,762
Prepaid expenses	1,157,409	-
Other receivable	169,251	-
Due from related parties	-	74,568
Restricted cash	1,538,251	-
Total current assets	42,966,788	28,611,325
Property, plant and equipment, net	210,665	229,587
Total assets	$43,177,453	$28,840,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short term loans	$1,972,150	$219,751
Bank acceptance	21,212	219,751
Accounts payable	20,013,157	13,598,744
Accrued salary	568,887	218,546
Income taxes payable	1,177,439	944,143
Other taxes payable	551,060	552,560
Other accrued liabilities	362,879	161,825
Due to related party	882,505	2,665,768
Total current liabilities	25,549,289	18,581,088

Stockholders' equity:
Common stock, par value, $ 0.001 per share, 100,000,000 shares authorized, 26,000,000 and 19,094,000 issued and outstanding in 2010 and 2009, respectively.	26,000	19,094
Additional paid-in capital	9,200,623	2,489,129
Statutory surplus reserves	1,310,701	1,310,701
Retained earnings	6,546,406	6,206,903
Accumulated other comprehensive income	544,434	233,997
Total stockholders' equity	17,628,164	10,259,824
Total liabilities and stockholders' equity	$43,177,453	$28,840,912

See accompanying notes to consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues, net	$140,342,778	$86,784,002
Cost of goods sold	113,932,845	70,725,013
Gross profit	26,409,933	16,058,989
Expenses:
Operating expenses	1,495,344	792,295
General and administrative	8,995,551	1,096,333
Income from operations	15,919,038	14,170,361
Interest income	27,105	21,052
Miscellaneous income (expense)	(12,797)	8,266
Income before income taxes	15,933,346	14,199,679
Provision for income taxes	4,781,204	3,298,277
Net income	11,152,142	10,901,402
Other comprehensive income
Foreign currency translation adjustment	310,437	(42,248)
Total comprehensive income	$11,462,579	$10,859,154
Earnings per share of common stock:
Basic and diluted earnings per share	$0.51	$0.57
Basic and diluted weighted average shares	21,780,718	19,094,000

See accompanying notes to consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Retained	Statutory	comprehensive	stockholders'
	Shares	Amount	capital	earnings	reserve	income	equity
Balance, January 1, 2009	19,094,000	$19,094	$2,489,129	$3,121,166	$367,238	$276,245	$6,272,872
Net income				10,901,402			10,901,402
Dividend				(6,872,202)			(6,872,202)
Transfer to statutory reserve				(943,463)	943,463		-
Foreign currency translation adjustments						(42,248)	(42,248)
Balance, December 31, 2009	19,094,000	19,094	2,489,129	6,206,903	1,310,701	233,997	10,259,824
Dividend *				(10,812,639)			(10,812,639)
Reverse merger transaction:
Elimination of accumulated deficit			(21,621)				(21,621)
Previously issued Top Flight stock	5,106,000	5,106	16,515				21,621
Shares issued in merger	1,800,000	1,800	(1,800)				-
Merger cost			750,000				750,000
Net income				11,152,142			11,152,142
Stock-based compensation			5,968,400				5,968,400
Foreign currency translation adjustments						310,437	310,437
Balance, December 31, 2010	26,000,000	26,000	$9,200,623	$6,546,406	$1,310,701	$544,434	$17,628,164
* The dividend was paid to the private stockholders prior to the reverse merger

See accompanying notes to consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net Income	$11,152,142	$10,901,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,168	50,392
Loss on disposal of property, plant and equipment	4,711	-
Stock-based compensation	5,968,400	-
Merger cost	750,000	-

Changes in operating assets and liabilities:
Accounts receivable	(7,447,036)	(3,145,877)
Other receivables	(164,805)	(22,781)
Prepaid expenses	(1,127,002)	-
Inventories	(6,185,205)	(2,195,407)
Accounts payable	5,775,631	2,526,380
Accrued payroll	333,579	70,527
Other accrued liabilities	190,175	138,725
Income taxes payable	194,516	236,928
Other taxes payable	(20,569)	139,620
Due to related party	908,057	1,463,979
Restricted cash	(1,497,838)	-
Net cash provided by operating activities	8,902,924	10,163,888

Cash flows from investing activities
Purchases of property, plant and equipment	(107,952)	(155,971)
Proceeds on sale of property, plant, and equipment	61,436	-
Net cash used in investing activities	(46,516)	(155,971)

Cash flows from financing activities:
Short term loan borrowing	1,920,338	219,597
Short term loan repayments	(221,578)	-
Bank acceptance	(200,923)	219,597
Dividend paid to the former shareholders	(13,577,086)	(8,190,085)
Net cash used in financing activities	(12,079,249)	(7,750,891)

Net (decrease) increase in cash and cash equivalents	(3,222,841)	2,257,026
Effect of exchange rate changes on cash and cash equivalents	39,192	9,534
Cash and cash equivalent - beginning of year	7,455,147	5,188,587
Cash and cash equivalent - end of year	$4,271,498	$7,455,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,790	$2,490
Cash paid for income taxes	$4,547,908	$3,061,337

See accompanying notes to consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

1. Organization and Summary of Significant Accounting Policies

Global Pharm Holdings Group, Inc. (“Global Pharm,” or the “Company,” formerly Top Flight Gamebirds, Inc.) was incorporated in Delaware on February 9, 2007, to enter the commercial game bird industry and establish a large-scale commercial game bird farm. From the time of incorporation to August 2010, the Company had no significant operations. On September 20, 2010, the Company changed its name from “Top Flight Gamebirds, Inc.” to “Global Pharm Holdings Group, Inc.” Prior to the Reverse Merger (as defined herein), revenues had not been sufficient to cover our operating costs and to allow us to continue as a going concern.

On August 6, 2010, the Company’s then sole director and officer, Rhonda Heskett, entered into a share purchase agreement with Mei Li Tsai, pursuant to which Ms. Tsai acquired 19,094,000 of Ms. Heskett’s shares of the Company’s common stock for cash consideration of $450,000. The $450,000 was expensed and was charged to additional paid-in capital as the expense was incurred on behalf of the Company. Subsequently, Mei Li Tsai became the Company’s largest stockholder of approximately 78.9% of its then total issued and outstanding shares of stock. In addition, on August 6, 2010, the Company’s board of directors approved the appointment of Yunlu Yin as the new Chief Executive Officer and sole director, An Fu as the new Chief Financial Officer and Dan Li as the new Secretary while accepting the resignation of Rhonda Heskett as the director, President, Chief Executive Officer and Chief Financial Officer. As a result of the foregoing, there was a change in control of the Company on August 6, 2010.

On August 12, 2010, Top Flight entered into and consummated a Share Exchange Agreement with Mei Li Tsai, the then sole shareholder of Global Pharma BVI Enterprise Group Limited (“Global Pharma BVI”) and Global Pharma BVI to acquire all the issued and outstanding capital stock of Global Pharma BVI, in consideration for 1,800,000 newly issued restricted shares of the Company. The merger transaction has been accounted for as a “Reverse Merger” and recapitalization of the Company whereby Global Pharma BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to August 13, 2010 are those of Global Pharma BVI except that the equity section have been retroactively restated to reflect the reverse acquisition. Immediately after the closing of the Reverse Merger, Mei Li Tsai, the Company’s then majority shareholder, owned 80.36% of the total of 26,000,000 issued and outstanding shares of common stock, of the Company, or 20,894,000 shares. As a result of the Reverse Merger, Global Pharma BVI is now the Company’s wholly owned subsidiary.

After Top Flight entered into the Share Exchange Agreement with Global Pharma BVI on August 12, 2010, pursuant to the Earn-In Agreement, as thereafter amended (and as further described below), the shareholders, including the beneficial owners of Anhui Xuelingxian Pharmaceutical Co. Ltd. (“Xuelingxian”), Tonghua Tongdetang Pharmaceutical and Medicinal Materials Co., Ltd. (“Tongdetang”) and Shandong Global Pharm Co., Ltd., formerly Shandong Yaoyuan Pharmaceutical Co., Ltd.(“Yaoyuan”), and the key management of Global Pharma BVI were given the right to purchase 20,894,000 shares of the Company at four different occurrence dates, contingent on various targets for total consideration of $300,000. The $300,000 represented the consulting fee paid to Mei Li Tsai and was paid by the Company’s CEO on behalf of the company and therefore, was expensed and was charged to additional paid-in capital. Targets include binding three years employment contracts with various members of management within six months of this agreements and target after tax net income (non-cash expenses need to be excluded from calculation of net income) of $3.6 million, $3.8 million, and $15.2 million for the three months ended June 30, 2010 and September 30, 2010, and for the 12 months ended December 31, 2010, respectively. Pursuant to the Share Exchange Agreement, the former shareholders, including beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, acquired call rights to own 80.36% of Top Flight. On September 20, 2010, Top Flight changed its name to Global Pharm Holdings Group, Inc.

On June 29, 2010, Mei Li Tsai, the then sole Shareholder of Global Pharma BVI entered into an Earn-in Agreement, as thereafter amended as described in Note 18 (Subsequent Event), with the former shareholders, including the beneficial owners of Xuelingxian, Tongdetang, and Yaoyuan, and the key management of the Company. Pursuant to the agreement, Global Pharma BVI agreed to enter into the Share Exchange Agreement, at a date subsequent to the agreement, with a United States domiciled shell company and at that time the former shareholders, including beneficial owners, would be entitled to call rights to acquire the controlling interest in the publicly held company. As described above, on August 12, 2010, Top Flight entered into and consummated the Share Exchange Agreement.

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

As a result of the Equity Transfers, Binomial currently holds all the equity interests in Xuelingxian and Tongdetang. Tongdetang and Xuelingxian were incorporated on February 2, 2002 and on July 23, 2008, respectively, under the laws of the PRC. Prior to the Equity Transfer, the shareholders of Xuelingxian were Yunlu Yin, Dandan Wang, Shulan Li, and Hong Zhang. The shareholders of Tongdetang were Yunlu Yin, Qingdong Zeng, and Feng Jin. Mei Li Tsai was the sole shareholder of Binomial from its inception until Global Pharma BVI acquired Binomial on June 29, 2010.

In addition, as a result of the Equity Transfers,Wisdom Fortune currently holds all the equity interest in Yaoyuan. Yaoyuan was incorporated under the laws of the PRC on June 18, 2007. Prior to the Equity Transfer, the shareholders of Yaoyuan were Yunlu Yin, Shouqiang Han, Yanming Lv, Guojun Zhao, Junyan Su, Boliang Zhu, and Chaobo Song. Mei Li Tsai was the sole shareholder of Wisdom Fortune from its inception until Global Pharma BVI acquired Wisdom Fortune on June 29, 2010.

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

As part of these restructuring transactions, no new capital was introduced. As a result, no new basis in the net assets of the PRC Subsidiaries was established. During this restructuring, management continued to serve and continued to direct both the day-to-day operating and management of the PRC Subsidiaries, as well as their strategic direction. Because of this operating and management control and because the restructuring plan effectively resulted in the Company continuing to bear the residual risks and rewards related to the PRC Subsidiaries, the Company consolidated the PRC Subsidiaries during the restructuring. The Company’s acquisition of the PRC Subsidiaries, which represented the return to legal ownership of the PRC Subsidiaries by the Company, represented a transaction between related parties under common control and did not establish a new basis in the assets and liabilities of the PRC Subsidiaries. The Earn-In Agreement, as thereafter amended, enables former shareholders to regain ownership of the Company’s shares originally transferred by them to the Company as part of the restructuring arrangements and, accordingly, the Company does not consider the reacquisition of those shares to represent compensation cost to the Company. The Company accounted for the shares earned by management as stock-based compensation and recognized $5,968,400 of compensation expense.

Accounting Treatment of the Merger; Financial Statement Presentation

The Share Exchange Agreement was accounted for as a Reverse Merger. These transactions are considered to be capital transactions in substance, rather than business combinations. Accordingly, the Share Exchange Agreement has been accounted for as a recapitalization, and, for accounting purposes, Global Pharma BVI is considered the acquirer in the Reverse Merger. The historical consolidated financial statements are those of Global Pharma BVI.

Top Flight’s historical accumulated deficit for the period prior to August 12, 2010, in the amount of $21,621, was eliminated against additional paid in capital, and the accompanying consolidated financial statements present the previously issued shares of Top Flight’s common stock as having been issued pursuant to the Share Exchange Agreement on August 12, 2010. The shares of common stock of the Company issued to the Global Pharma BVI shareholders in the reverse merger are presented as having been outstanding since the original issuance of the shares.

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of Global Pharm Holdings Group, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	Year Ended December 31,
	2010	2009
Assets and liabilities	1 US $ : 6.59179 RMB	1 US $ : 6.8259 RMB
Statement of income	1 US $ : 6.76964 RMB	1 US $ : 6.8307 RMB

The resulting translation adjustments are recorded as other comprehensive income in the consolidated statement of income and comprehensive income and as a separate component of stockholders equity.

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

Comprehensive Income

The Company follows the Comprehensive Income Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 220 Comprehensive Income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

The Company’s only component of other comprehensive income is foreign currency translation gains and (losses). The foreign currency translation gains (losses) for the years ended December 31, 2010 and 2009 were $310,437 and ($42,248) respectively. Accumulated other comprehensive income (losses) is recorded as a separate component of stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash in banks and on hand, demand deposits with banks and other financial institutions, and short-term, highly liquid investments which are readily convertible into known amounts of cash and which are subject to an insignificant risk of changes in value, having been within three months of maturity at acquisition.

Restricted Cash

Restricted cash represents amounts held by a bank as collateral for bank acceptance notes and loan collateral and therefore is not available for the Company’s use in operations.

Accounts Receivable

The Company records accounts receivable, net of an allowance for doubtful accounts, if any. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a quarterly basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. The amount of the provision, if any, is recognized in the consolidated statement of income within "General and administrative." Accounts are written off after exhaustive efforts at collection. There are no allowances for doubtful accounts as of December 31, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost (determined on a weighted-average basis) or market value. Work-in-progress is composed of direct materials, direct labor, manufacturing overhead and an attributable portion of land rental cost that has been capitalized as a component of inventory. The capitalized land rental cost will be recorded in cost of goods sold at such time the goods are sold. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates and reflected in cost of sales. There are no inventory reserves as of December 31, 2010 and 2009, respectively.

Long-Lived Assets

The Company evaluates its long-lived assets, primarily fixed assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. To date, the Company has not recorded any impairment charges.

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

Shipping and Handling Expense

Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

Advertising Costs

Advertising costs are expensed in the period in which the advertisements are first run or over the life of the endorsement contract. Advertising expense for the years ended December 31, 2010 and 2009 were approximately $26,589 and $4,186, respectively. Advertising costs include advertising subsidy expense which is accrued based on the terms in effect with distributors and paid when all attaching conditions have been completed.

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

	Year Ended December 31,
	2010	2009
Per-share saving on Herbal Cultivation nil income tax	$0.041	$0.009

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company places its cash in what it believes to be creditworthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. As of December 31, 2010 and 2009, there was no allowance for uncollectible accounts as previously discussed.

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

Diluted earnings per share is based on the assumption that any dilutive options, warrants or other instruments were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding stock options are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. As of December 31, 2010 and 2009, the Company has no dilutive securities.

Stock-Based Compensation

The Company uses the fair value recognition provision of ASC Topic 718, Compensation-Stock Compensation, which requires the Company to expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of such instruments over the vesting period.

The Company records all stock-based payments, including grants of common shares and stock options to employees, in the consolidated financial statements based on their fair values on date of grant. The grant is expensed over the required service period, which is generally equal to the vesting period.

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

2.	Prepaid expenses

As of December 31, 2010 and 2009, the prepaid expenses consisted of the following:

	December 31,
	2010	2009
Rental fees	$34,800	$-
Advertisement	60,682	-
Land rental fees to Bozhou farmers for herbal plantation	1,061,927	-
Total	$1,157,409	$-

3.	Inventories

As of December 31, 2010 and 2009, inventories consisted of the following:

	December 31,
	2010	2009
Raw materials (1)	$84,316	$1,401,865
Finished goods (2)	15,974,444	7,971,897
Total	$16,058,760	$9,373,762

There is no allowance at December 31, 2010 and 2009.

(1) Raw materials include the herbal material that will be used to produce the flower tea and the OEM product.
(2) Finished goods only consist of pharmaceutical products.

4.	Property, Plant and Equipment

As of December 31, 2010 and 2009, Property, Plant and Equipment consists of the following:

	December 31,
	2010	2009
Operating equipment	$184,670	$219,321
Office equipment	122,532	73,382
Transportation equipment	10,632	10,267
Leasehold improvements	51,872	50,093
Sub-total	369,706	353,063
Less: Accumulated depreciation and amortization	(159,041)	(123,476)
Property, plant and equipment, net	$210,665	$229,587

Depreciation and amortization expenses totaled $68,168 and $50,392 for the years ended December 31, 2010 and 2009, respectively.

5.	Intangible Assets

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

6.	Short-Term Loans

Short-term loans as of December 31, 2010 and 2009 consist of the followings:

Date obtained	Term	Interest	Loan amount	Payment	2010	2009
12/28/10	December 28, 2010 - March 27, 2011	5.89%	$1,365,335 (RMB 9 million)	Interest payable monthly, principle due at maturity	$1,365,335	$-
12/31/10	December 31, 2010 - December 30, 2011	6.97%	$455,111 (RMB 3 million)	Interest payable monthly, principle due at maturity	455,111	-
5/7/10	June 1, 2010 - May 31, 2011	5.58%	$151,704 (RMB 1 million)	Interest payable quarterly, principle due at maturity	151,704	-
12/23/09	December 23, 2009 – December 21, 2010	7.43%	$219,751 (RMB 1.5 million)	Interest payable monthly, principle due at maturity	-	219,751
			Total		$1,972,150	$219,751

On December 28, 2010, the Company entered into a credit agreement with Shandong Qilu Bank in the amount of $1,365,335. As part of the loan agreement, the Company is required to maintain a $1,517,039 bank deposit balance with the bank as a guarantee. The bank deposit is presented as restricted cash on the balance sheet at December 31, 2010. The balance has been paid in full subsequent to December 31, 2010.

On December 30, 2010, the Company entered into a credit agreement with Shandong Qilu Bank in the amount of $455,112. As part of the loan agreement, the Company has pledged RMB 6 million or $910,223 of inventory.  In addition, Shandong QiluBank issued a RMB 6,000,000 or $910,233 credit line agreement Shandong QiluBank has authorized a third party to supervise the pledged inventory.

On May 7, 2010, the Company entered into a credit agreement with Construction Bank of China in the amount of $151,704. As part of the loan agreement, RMB 4,000,000 or $606,815 of property and land of two shareholders and Bozhou City Herb Research Institute guarantee the outstanding principal balance to the bank over the term of the loan.

The interest expenses were $30,790 and $3,684 for the years ended December 31, 2010 and 2009, respectively.

7.	Bank Acceptance

The Company has a bank acceptance agreement with Shandong Qilu Bank in the amount of $219,751 as of December 31, 2009. The term is for six months and is non-interest bearing. On March 22, 2010, the Company renewed the bank acceptance with Shandong Qilu Bank for a term of one year and is non-interest bearing. The balance at December 31, 2010 and 2009 was $21,212 and $219,751, respectively. Restricted cash of $21,212 and nil collateralizes the notes as of December 31, 2010 and 2009, respectively.

8.	Other Taxes Payable

As of December 31, 2010 and 2009, other taxes payable consist of the following:

	December 31,
	2010	2009
Value-added tax payable	$445,052	$513,957
City construction tax payable	31,154	35,977
Stamp duty payable	5,054	2,626
Individual tax payable	69,800	-
Total other tax payable	$551,060	$552,560

9.	Income Taxes

United States
Global Pharm Holdings Group, Inc. was incorporated in the State of Delaware and is subject to the U.S. federal tax and state statutory tax rates up to 34% and nil, respectively.

Hong Kong
Binomial Biopharm Group Ltd and Wisdom Fortune Medicine Holding Group Ltd are incorporated in Hong Kong and are subject to Hong Kong profits tax on income arising in or derived from Hong Kong. No provision for Hong Kong profits tax was made in the consolidated financial statements as the Company derived no taxable income from Hong Kong for the years ended December 31, 2010 and 2009.

Peoples’ Republic of China
The Company’s PRC Subsidiaries are PRC operating companies and are subject to PRC Enterprise Income Tax. Pursuant to the PRC New Enterprise Income Tax Law, Enterprise Tax is generally imposed at a statutory rate of 25%. Each subsidiary files stand-alone tax returns and the Company does not file a consolidated tax return.

The provision for income taxes for the years ended December 2010 and 2009 were as follows:

	December 31,
	2010	2009
Provision for income tax
Current tax provision - PRC	$4,781,204	$3,298,277
Deferred tax provision	-	-
Total provision for income taxes	$4,781,204	$3,298,277

Global Pharm Holdings Group, Inc. was incorporated in the United States and has incurred aggregate net operating losses of approximately $1,874,868 and $28,291 for income tax purposes for the years ended December 31, 2010 and 2009, respectively. The net operating loss carried forward may be available to reduce taxable income in future years, subject to the applicable Internal Revenue Code Section 382 limitation for taxable income generated in the United States. These carry-forwards will expire, if not utilized, through 2028 to 2030. Management believes that the realization of the benefits from these losses, which generally would generate a deferred tax asset if it can be expected to be utilized in the future, does not appear to be more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes.

Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted. A summary of the otherwise deductible (or taxable) deferred tax items is as follows:

	December 31,
	2010	2009
Deferred tax assets - current	-	-
Deferred tax assets – non current
Net operating loss carryover for U.S. income tax purposes	425,661	43,206
Total deferred tax assets	(425,661)	43,206
Less: Valuation allowance	(425,661)	(43,206)
Net deferred tax assets	-	-

 The following table reconciles the U.S. statutory rates to the Company's effective tax rate as:

	December 31,
	2010	2009
U.S. statutory rate	34.0	34.0
Foreign income not recognized in the U.S.	(34.0)	(34.0)
PRC statutory income tax rate	25.0	25.0
Income not subject to tax	(6.6)	(1.7)
Other	7.6	(0.4)
Non-deductible merger costs	1.6	-
Change in valuation allowance	2.4	0.3
Effective income tax rate	30.0	23.2

For U.S. tax purposes, the Company has cumulative undistributed earnings of foreign subsidiaries of approximately $13,933,912 and $6,178,612 as of December 31, 2010 and 2009, respectively, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted to the U.S. in the future.

10.	Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

The following table sets forth the amounts due with related parties as of December 31, 2010 and 2009.

      Due from related parties –December 31, 2010 and 2009

		December 31,
Related Party	Relationship	2010	2009
Yanliang Song	Officer	-	$24,568
Mei Li Tsai	Shareholder	-	50,000
Total		-	$74,568

Prior to the Reverse Merger, the Company advanced funds to certain officers.  These advances were non-interest bearing, unsecured and payable/receivable on demand.  As of August 12, 2010, the date of the Reverse Merger, the Company has not made any advances to officers or stockholders.

      Due to related parties –December 31, 2010 and 2009

			December 31,
Related Party	Relationship	Nature	2010	2009
Yunlu Yin	Director,	Business expenses paid personally	$821,005	-
	Chairman, CEO	Accrued salary	30,000
An Fu	Director, CFO	Accrued salary	19,000	-
Dan Li	Board secretary	Accrued salary	12,500	-
Shouqiang Han	Shareholder	Dividend payable	-	370,006
Qinghui Zeng	Shareholder	Dividend payable	-	1,427,408
Xianming Zeng	Shareholder	Dividend payable	-	713,704
Shunli Wang	Shareholder	Dividend payable	-	93,948
Jingsheng Wang	Shareholder	Dividend payable	-	26,089
Fulan Li	Shareholder	Dividend payable	-	15,140
Others	Shareholders	Dividend payable	-	19,474
Total			$882,505	$2,665,769

Due to related parties are non-interest bearing, unsecured and no fixed repayment term.

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

•
On July 23 and September 24, 2010, a former shareholder of the Company, Shunli Wang, lent RMB 5,000,000 and RMB 600,000 (totally, $836,058), respectively, to Xuelingxian as working capital, non-interest bearing and payable on demand. The total balance was paid off on December 25, 2010.

•
As of August 6, 2010, Rhonda Heskett loaned the Company a total of $ $24,880 in exchange for two 5% per annum promissory notes.  Rhonda Heskett waived this payment on August 6, 2010 in full and the promissory notes were cancelled on that date.

•
As of December 31, 2010 and 2009, the Company had nil and $74,568, respectively, due from related parties. In 2009, Yanliang Song, former shareholder and officer of Yaoyuan, borrowed $24,568 from Yaoyuan. The balance was paid off in 2010. In 2008, Xianming Zeng and Qingdong Zeng, former stockholders of Tongdetang, borrowed RMB 6,000,000 and RMB 4,000,000 ($1,465,738 in the aggregate), respectively, from Tongdetang and such balance was offset in 2009 when Tongdetang declared dividends in the amount of RMB 6,000,000 and RMB 4,000,000, respectively, to Xianming Zeng and Qingdong Zeng.

•
The Company uses a trademark for drug packaging that is owned by Yanliang Song, a former shareholder of Yaoyuan.  The trademark was applied for on May 16, 2008 and approved on April 7, 2010.  It expires on April 6, 2020.  While all associated costs have been paid for by the shareholder, the Company uses this trademark at no cost.

•
On June 29, 2010 the then sole shareholder of Global Pharma BVI entered into an Earn-In Agreement, as thereafter amended as described in Note 18 (Subsequent Event), with the former shareholders, including beneficial owners, of Xuelingxian, Tongdetang, and Yaoyuan. Pursuant to the agreement, Global Pharma BVI agreed to enter into a share exchange agreement, at a date subsequent to the agreement, with a United States domiciled shell company, and at that time the former shareholders, including beneficial owners, would be entitled to call rights to own the controlling interest in the publicly held company.

•
On August 12, 2010, Top Flight entered into and consummated a Share Exchange Agreement with Mei Li Tsai, the then sole shareholder of Global Pharma BVI and Global Pharma BVI to acquire all the issued and outstanding capital stock of Global Pharma BVI, in consideration for 1,800,000 newly issued restricted shares of Top Flight.

•
Pursuant to the Earn-In Agreement dated June 29, 2010, as thereafter amended, after Top Flight entered into and consummated a Share Exchange Agreement with Global Pharma BVI on August 12, 2010, the shareholders, including the beneficial owners of Xuelingxian, Tongdetang, and Yaoyuan, and the key management of Global Pharma BVI were given the right to purchase 20,894,000 shares at four different occurrence dates, contingent on various targets for total consideration of $300,000. Targets include binding three-year employment contracts with various members of management within six months of this agreement and target after tax net income (exclude non-cash expenses) of $3.6 million, $3.8 million, and $15.2 million for the three months ended June 30, 2010 and September 30, 2010, and for the 12 months ended December 31, 2010, respectively. Pursuant to the Amendment to the Earn-In Agreement, the key management and the former shareholders, including beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, acquired call rights to own 80.36% of Top Flight. (See Note 18, Subsequent Event, relating to the Amendment to the Earn-In Agreement and the exercise of all call rights pursuant thereunder.)

11.	Statutory Reserve

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund.

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. Transfers to the statutory surplus reserve fund were nil and $943,463 in 2010 and 2009, respectively. As of December 31, 2010, the Company has fulfilled the reserve requirement.

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

12.	Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, $.001 pare value. As described in Note 1, the Company had 24,200,000 common shares outstanding prior to the Share Exchange Agreement of which 19,094,000 were held by Mei Li Tsai, the sole shareholder of Global Pharma BVI prior to the Reverse Merger. For accounting purposes, the 19,094,000 shares held by Mei Li Tsai are assumed to have been outstanding on January 1, 2009 and the 5,106,000 held by existing shareholders of the Company prior to the execution of the Share Purchase Agreement on August 9, 2010 and the 1,800,000 shares issued in connection with the Share Exchange Agreement and Reverse Merger on August 12, 2010 are assumed to have been issued on those dates in exchange for the net assets of the Company.

On November 19, 2010, the former shareholders and the primary beneficiaries of the PRC subsidiaries exercised the first three call rights pursuant to the Earn-In Agreement, as thereafter amended, and purchased in the aggregate 15,584,300 shares from Mei Li Tsai.

At December 31, 2010, 26,000,000 common shares were issued and outstanding.

13.	Stock Compensation

Pursuant to the Earn-In Agreement, as thereafter amended, the management team members earned rights to 2,279,930 shares of the outstanding common stock of the Company as part of the restructuring arrangements. The Company treated the shares earned by management as stock-based compensation. The fair value of these shares granted to management is valued at the fair market value of the PRC Subsidiaries on grant date, which accounted for $5,968,400. Management used a market based valuation approach in estimating the fair value of the Company’s shares on grant date and, in doing so, relied in part upon a third-part valuation report.

In accordance with the Earn-In Agreement, management earned a total of 2,279,930 shares of the Company upon achievement of certain net income targets (see Note 1). As of December 31, 2010 all of the targets had been met and all shares were earned by management.

14.	Commitments

Capital Commitments

On April 6, 2011, the Company obtained the business license of Anhui Sino-Green TCM Tech Development Co., Ltd” (“Sino-Green TCM Tech”) (see Note 18, Subsequent Event – Joint Venture, relating to the Sino-Green TCM Tech). Wisdom Fortune together with Anhui Qianyi Pharmaceutical Co., Ltd. (“Qianyi Pharmaceutical”), a PRC company, established the Joint Venture, Sino-Green TCM Tech, in Bozhou City, Anhui Province. The registered capital of Sino-Green TCM Tech is $10 million. Wisdom Fortune will invest $9.7 million and Qianyi Pharmaceutical will invest $0.3 million, which reflect 97 percent and 3 percent of the ownership of Sino-Green TCM Tech, respectively. The Company needs to pay $1,455,000 registered capital within three months after the date it obtained the business license and to pay $8,245,000 within two years after April 6, 2011.

Lease Commitments

The Company rents various facilities under rent agreements ranging from month-to-month to 15-year terms.  The following table set forth the term, payment, and purpose of the rented property.

No.	Lessor	Term	Rent (RMB)	Rent (US$)	Description
1	General Tobacco Group Co., Ltd.	July 1, 2009 – June 30, 2010	1,417,295 per year	215,009 per year	Used as distribution center, totaling 15,533 square meters
2	General Tobacco Group Co., Ltd.	March 1, 2010 -February 28, 2011	180,000 for the first year and increase at a rate of 5% per year thereafter	27,307 per year and increase at a rate of 5% per year thereafter	Used for parking, totaling 156,020 square meters
3	General Trading Co., Ltd.	March 1, 2010-March 28, 2011	30,000 for the first year and increase at a rate of 5% per year thereafter	4,551 for the first year and increase at a rate of 5% per year thereafter	Used as offices, totaling 1,160.46 square meters
4	General Tobacco Group Co., Ltd.	July 1, 2010 -June 30, 2011	1,335,334 per year	202,575 per year	Used as distribution center, totaling 13,937 square meters
5	General Tobacco Group Co., Ltd.	July 1, 2010 -June 30, 2011	390,898 per year	59,301 per year	Used as warehouse, totaling 2,677 square meters
6	Shujun Xu	November 1, 2006-October 31, 2011,	420,000 for the first year; 420,000 for the second year; 480,000 for the third year; 540,000 for the fourth year; 540,000 for the fifth year.	63,716 for the first year; 63,716 for the second year; 72,818 for the third year; 81,920 for the fourth year; 81,920 for the fifth year.	Used as distribution center, totaling 2,449 square meters
7	Xiuying Hou	December 1, 2010-December 1, 2013	64,800 per year	9,830 per year	Used as distribution center, totaling 300 square meters
8	Anhui Province Bozhou City Fengyi Institute of Traditional Chinese Medicine	August 1 2008 –July 31, 2023 renewable annually	1,200,000 per year	182,045 per year	Used as warehouse, totaling 3,000 square meters
9	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	January 1, 2010-December 31, 2014 renewable annually	14,970,000 for 2010, 8,800,000 per year thereafter.	2,271,007 for 2010, 1,334,994 per year thereafter.	Used for herbal cultivation, totaling 1,318 acres
10	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	July 1, 2010 - December 31, 2015 renewable annually	31,450,367 for 2010, 16,939,939 for 2011, 10,468,500 per year thereafter.	4,771,142 for 2010, 2,569,854 for 2011, 1,588,112 per year thereafter	Used for herbal cultivation, totaling 1,642 acres.
11	25/F New World Center, 6009 Yitian Road, Futian District, Shenzhen, PRC	Dec 1, 2009 - Nov 30, 2012	690,000 per year	104,676 per year	Used as office

The future minimum lease obligations under the aforementioned agreements at December 31, 2010 are as follows:

2011	$3,422,654
2012	3,210,934
2013	3,114,162
2014	3,105,150
2015	1,770,158
Thereafter	1,380,505
Total	$16,003,563

15.	Concentrations

Three vendors accounted for approximately 39% of the Company’s purchases for the year ended December 31, 2010; two vendors accounted for approximately 21% of the Company’s purchases for the year ended December 31, 2009.

There were no customers who accounted for greater than 10% of sales for each of the years ended December 31, 2010 and 2009.

16.	Segment Reporting

FASB ASC 280-10 requires the use of the management approach model for segment reporting.  The management approach model is based on how a company's management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.  Based on this model, the Company has determined that it has four segments.  The Company’s principal businesses are pharmaceutical products distribution, TCM processing and distribution, herb cultivation and sales, and flower tea bags. All sales were sold to the customers in PRC.

Based on the various operation activities, the Company’s reportable segments are as follows:

•	Pharmaceutical products distribution – the sale of healthcare products to hospitals and pharmacy shops.
•	TCM processing and distribution – rough processing and sale of TCM product.
•	Herb cultivation and sales – the planting, processing and selling of herbs in China.
•	Flower tea bags – manufacture and sale of flower tea bags.

For the year ended December 31, 2010
USD $	Pharmaceutical products distribution	TCM processing and distribution	Herbal cultivation and sales	Flower tea bags	Corporate	Total
Revenue, net	97,632,578	22,463,998	15,390,594	4,855,608	-	140,342,778
Interest income	19,271	20,340	13,887	4,397	-	57,895
Interest (expense)	(26,146)	(3,819)	-	(825)	-	(30,790)
Depreciation	36,287	14,258	9,735	7,888	-	68,168
Income tax	3,696,849	891,629	-	192,726	-	4,781,204
Net income	11,047,846	2,572,311	3,961,245	957,694	(7,386,954)	11,152,142
Total assets	30,382,364	6,704,621	4,577,411	1,449,208	63,849	43,177,453
Capital expenditure	28,917	-	-	79,034	-	107,951

For the year ended December 31, 2009
USD $	Pharmaceutical products distribution	TCM processing and distribution	Herbal cultivation and sales	Flower tea bags	Corporate	Total
Revenue, net	59,179,450	14,844,372	7,500,814	5,259,366	-	86,784,002
Interest income	15,659	4,728	2,916	1,446	-	24,749
Interest (expense)	(3,684)	-	-	-	-	(3,684)
Depreciation	25,849	11,485	8,330	4,728	-	50,392
Income tax	2,249,238	774,598	-	274,440	-	3,298,276
Net income	6,725,126	2,130,292	908,629	1,137,355		10,901,402
Total assets	18,228,428	5,679,985	2,870,078	2,012,421	50,000	28,840,912
Capital expenditure	45,709	75,653	-	34,609	-	155,971

17.	Restricted Net Assets

The Company’s operations are substantially conducted through the PRC Subsidiaries. The PRC Subsidiaries may only pay dividends out of their retained earnings determined in accordance with the accounting standards and regulations in the PRC and after it has met the PRC requirements for appropriation to statutory reserves (see Note 11).

In addition, the PRC Subsidiaries’ business transactions and assets are primarily denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts. These currency exchange control measures imposed by the PRC government may restrict the ability of the PRC subsidiaries to transfer their net assets to the Company through loans, advances or cash dividends.  The net assets of the PRC Subsidiaries in aggregate exceeded 25% of the Company’s consolidated net assets. Accordingly, condensed parent company financial statements have been prepared in accordance with Rule 5.04 and Rule 12-04 of SEC Regulation S-X.

The Company records its investment in subsidiaries under the equity method of accounting.  Such investment to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2010 and 2009, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Consolidated Financial Statements, if any.

GLOBAL PHARM HOLDINGS GROUP, INC.
CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Investments in subsidiaries	12,270,218	10,025,827
Total assets	$12,270,218	$10,025,827

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to related party	$577,443	$-

Stockholders' equity:
Common stock, par value, $ 0.001 per share, 100,000,000 shares authorized, 26,000,000 and 19,094,000 issued and outstanding in 2010 and 2009, respectively.	26,000	19,094
Additional paid-in capital	3,809,668	2,489,129
Retained earnings	7,857,107	7,517,604
Total stockholders' equity	11,692,775	10,025,827
Total liabilities and stockholders' equity	$12,270,218	$10,025,827

GLOBAL PHARM HOLDINGS GROUP, INC.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenues, net	$-	$-
Expenses:
Administrative expenses	577,445	-
Stock-based compensation expenses	547,423	-
Merger cost	750,000	-
Total expenses	1,874,868	-
Loss attribuable to parent only	(1,874,868)	-
Equity income earning of subsidiaries	13,027,010	10,901,402
Net income	$11,152,142	$10,901,402

GLOBAL PHARM HOLDINGS GROUP, INC.
CONDESED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities
Net Income	$11,152,142	$10,901,402
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(13,027,010)	(10,901,402)
Stock-based compensation	547,423	-
Merger cost	750,000	-
Due to related party	577,445	-
Net cash used in operating activities	-	-

Net increase in cash	-	-
Cash and cash equivalents - beginning of year	-	-
Cash and cash equivalents - end of year	$-	$-

18.	Subsequent Event

Agreement to Amend the Earn-In Agreement

On August 12, 2010, Global Pharma BVI entered into and consummated a Share Exchange Agreement with the Company. Pursuant to the Earn-In Agreement, as thereafter amended as described below, the shareholders, including the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan, and the key management of Global Pharma BVI were given the right to purchase 20,894,000 shares at four different occurrence dates, contingent on various targets for total consideration of $300,000.  On March 29, 2011, the Company entered into an Agreement to Amend the Earn-In Agreement, (the “Amendment”), with the former shareholders and the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan and 20 individuals of its management who were parties to the original agreement. As of March 29, 2011, pursuant to the Amendment, all of the four earn-in targets have been achieved and the key management and former shareholders and the beneficial owners of Xuelingxian, Tongdetang and Yaoyuan hold, in the aggregate, 20,894,000 shares, or 80.36%, of the Company’s shares of stock.

Joint Venture

On March 21, 2011, the Company obtained the Certificate of Approval from Anhui Provincial Government for the establishment of a Joint Venture, “Anhui Sino-Green TCM Tech Development Co., Ltd” (“Sino-Green TCM Tech”), with foreign investment in the People’s Republic of China. On April 6, 2011, the Company obtained the Business license for Sino-Green TCM Tech.

Wisdom Fortune together with Anhui Qianyi Pharmaceutical Co., Ltd. (“Qianyi Pharmaceutical”), a PRC company, established the Joint-Venture, Sino-Green TCM Tech, in Bozhou City, Anhui Province. The registered capital of Sino-Green TCM Tech is $10 million. Wisdom Fortune will invest $9.7 million and Qianyi Pharmaceutical will invest $0.3 million, which reflect 97 percent and 3 percent of the ownership of Sino-Green TCM Tech, respectively. The Company is required to pay $1,455,000 registered capital within three months and $8,245,000 registered capital within two years after April 6, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Termination of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”)

On December 16, 2010, we dismissed Acqavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”), as our independent registered public accounting firm.

On August 12, 2010, we acquired Global Pharma BVI, a British Virgin Islands company, pursuant to the Reverse Merger, previously reported in our Current Report on Form 8-K filed with the SEC on August 13, 2010 (referred to as the August 2010 Form 8-K) and as discussed in Item 1. Business – Business History, contained elsewhere in this Annual Report on Form 10-K.  Prior to the Reverse Merger, the Company was a “shell company” (as defined in Rule 12b-2 under the Exchange Act); therefore, Global Pharma BVI is considered the Company’s predecessor and the historical financial statements of Global Pharma BVI are considered those of the Company. ACSB issued an audit report on the consolidated financial statements of Global Pharma BVI as of and for the years ended December 31, 2009 and 2008, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the consolidated financial statements of Global Pharma BVI as of and for the years ended December 31, 2009 and 2008 and through the date of this Annual Report on Form 10-K, we have had no disagreements with ACSB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ACSB, would have caused ACSB to make reference to the subject matter of such disagreements in its report on the Company’s financial statements for such years or during the interim period through the date of the this Report.

During our two most recent fiscal years and through the date of this Report, there have been no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K.

The Company provided ACSB with a copy of this disclosure in the August 2010 Form 8-K and requested that ACSB provide us with a letter addressed to the SEC stating whether or not it agrees with the above statements. We received a letter from ACSB dated August 25, 2010 (which letter constitutes Exhibit 16.3 to this Annual Report on Form 10-K incorporated by reference to the August 2010 Form 8-K) stating that it agrees with the above statements.

New Independent Accountants

Our Board of Directors appointed Crowe Horwath LLP, or Crowe, as our new independent registered public accounting firm effective as of December 16, 2010. During the two most recent fiscal years and through the date of our engagement, we did not consult with Crowe regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (2) any matter that was the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Crowe, Crowe did not provide our Company with either written or oral advice that was an important factor considered by our Company in reaching a decision to change our independent registered public accounting firm from ACSB to Crowe.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and as discussed below in "Management's Report on Internal Control over Financial Reporting," our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on December 31, 2010 were not effective.

Management’s Report on Internal Control over Financial Reporting

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010, the following material weakness in our internal control over financial reporting has been identified:

•
The Company did not have appropriate policies and procedures in place to identify and give disclosures relating to the basis for applying the reverse acquisition accounting to the Company’s acquisitions of three PRC operating subsidiaries pursuant to an Earn-In Agreement, as thereafter amended, and to properly accrue for dividends declared by the PRC operating company prior to the Earn-In Agreement and properly recognize certain transactions. Therefore, the Company was not able to effectively identify all necessary and appropriate disclosures and to effectively capture all financial data for the purposes of preparing its financial statements in accordance with U.S. GAAP.

The management concluded that material weakness described above indicated that the Company's policies and procedures in place as of December 31, 2010 were not sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, nor were such policies and procedures sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was being accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.  As a result, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010.

Management’s Remediation Initiatives

In response to the above-identified material weakness and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

We formed an Audit Committee in February 2011, chaired by an accounting expert with adequate knowledge and experience in U.S. GAAP and SEC reporting requirements, to advise the management on matters relating to our internal control over financial reporting. Going forward, in order to address any material weaknesses in our internal controls over financial reporting, we plan to make the following necessary changes and improvements:

•  restructure our relationships with related parties to address our controls over related party transactions;

●  recruit accounting resources to fulfill U.S. GAAP reporting requirements;

●  provide training to our finance team and other relevant personnel of the Company on the U.S. GAAP accounting guidance applicable to the Company’s financial statements; and

•  engage a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, to ensure proper disclosure and reporting in a timely manner.

In addition, the Company continues to reassess its internal controls and procedures on an ongoing basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures described above, there was no change in our internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

See Item 10.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See Item 10.

Item 13. Certain Relationships and Related Transaction, and Director Independence

See Item 10.

Item 14. Principal Accountant Fees and Services.

See Item 10.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation *
3.2	Bylaws *
3.3	Specimen of Common Stock Certificate**
10.1	Share Exchange Agreement, dated August 12, 2010, by and among Top Flight, Global Pharma BVI, and Mei Li Sai**
10.2	Loan Contract, dated December 23, 2009, by and between Yaoyuan and Qilu Bank**
10.3	Loan Contract, dated March 22, 2010, by and between Yaoyuan and Qilu Bank**
10.4	Lease Contract, by and between Xuelingxian and Bozhou Fengyi Chinese Medicine Development and Research Institute **
10.5	Lease Agreement, dated January 1, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian

10.6	Supplementary Lease Agreement, dated June 23, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian**
10.7	Lease Agreement, dated July 2, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian
10.8	Lease Contract, dated May 27, 2009, by and between Yaoyuan and General Tobacco Group Co., Ltd.
10.9	Lease Contract, dated March 1, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd.**
10.10	Lease Contract, dated June 19, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd.
10.11	Lease Contract, dated July 1, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd.
10.12	Lease Contract, dated October 25, 2008, by and between XuShujun and Tonghua Tongdetang Pharmaceutical Company.**
10.13	Lease Agreement, dated November 28, 2010, by and between XiuyingHou and Tongdetang
10.14	Lease Contract, dated November 17, 2010, by and between Xiangqing Zhao, Qiudong Yu and Global Pharma BVI
10.15	Drug Purchase and Sales Contract, dated January 9, 2009, by and between Changchun YongxinDirui Drug Co., Ltd. and Tongdetang**
10.16	Drug Purchase and Sales Agreement, dated January 16, 2009, by and between Changchun Changheng Pharmaceutical Co., Ltd. and Tongdetang**
10.17	Distribution Agency Agreement, dated February 1, 2009, by and between Bozhou City ZhongzhengSliced Chinese Crude Drugs Co., Ltd and Xuelingxian**
10.18	Distribution Agency Agreement, dated February 11, 2010, by and between Bozhou City Zhongzheng Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian
10.18A	Distribution Agency Agreement, dated January 15, 2011, by and between Bozhou City Zhongzheng Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian
10.19	Sales Agreement, dated January 20, 2009, by and between Anhui Province Suzhou City Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian**
10.20	Distribution Agreement, dated March 15, 2009, by and between Anhui Province Suzhou City Traditional Chinese Medicine Co., Ltd., and Xuelingxian**
10.21	Distribution Agreement, dated January 1, 2010 by and between Xiuzheng Pharmaceutical Group Marketing Co., Ltd., and Yaoyuan
10.21A	Distribution Agreement, dated January 1, 2011 by and between Xiuzheng Pharmaceutical Group Marketing Co., Ltd., and Yaoyuan
10.22	Distribution Agreement, dated January 1, 2010 by and between Hainan Lingkang Pharmaceutical Co., Ltd., and Yaoyuan
10.22A	Distribution Agreement, dated January 1, 2011 by and between Hainan Lingkang Pharmaceutical Co., Ltd., and Yaoyuan
10.23
Trademark Use Agreement, dated  January 1, 2009, by and between Jingsheng Wang and Xuelingxian; Trademark Use Agreement, dated March 28, 2009, by and between Jingsheng Wang and Binomial Biopharm Group Limited.**

10.24	Trademark License Declaration, dated April 7, 2010, by Yanliang Song**
10.25	Employment Agreement, dated August 6, 2010, by and between Yunlu Yin and Top Flight**
10.26	Employment Agreement, dated August 6, 2010, by and between An Fu and Top Flight**
10.27	Employment Agreement, dated August 6, 2010, by and between Dan Li and Top Flight**
10.28	Earn-in Agreement
10.28A	Agreement to Amend Earn-In Agreement****
10.29	Equity Transfer Agreement of Shandong Global Pharm Company

10.30	Equity Transfer Agreement of Tonghua Tongdetang Pharmaceutical Company
10.31	Equity Transfer Agreement of Anhui Xuelingxian Pharmaceutical Company
10.32	Loan Contract, dated May 7, 2010, by and between Xueling Xian and Construction Bank of China at Bozhou Branch
11.1	Code of Business Conduct and Ethics
16.1	Letter from the Company to GBH CPAs, CPA, dated as August 11, 2010**
16.2	Letter from GBH CPAs to the SEC, dated August 12, 2010**
16.3	Consent Letter of Acquavella, Chiarelli, Shuster, Berkower& Co., LLP dated August 25, 2010**
21.1	List of Subsidiaries**
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter***
99.2	Compensation Committee Charter***
99.3	Nominating Committee Charter***

*            Incorporated by reference to the exhibit to our registration statement on Form S-1 filed with the SEC on July 11, 2008.
**          Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on August 13, 2010.
***        Incorporated by reference to the exhibit to our current report on Form 8-K filed with the SEC on February 18, 2011.
****      Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 29, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PHARM HOLDINGS GROUP, INC.

Date: April 13, 2011	/s/ Yunlu Yin
Yunlu Yin
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yunlu Yin	Chief Executive Officer and Chairman of the Board	April 13, 2011
Yunlu Yin

/s/ An Fu	Chief Financial Officer and director	April 13, 2011
An Fu

/s/ Gene Michael Bennett	Director	April 13, 2011
Gene Michael Bennett

/s/ Peitong Yu	Director	April 13, 2011
Peitong Yu

/s/ Zhixian Long	Director	April 13, 2011
Zhixian Long