Form 10-Q/A
period 2011-03-31
Global Pharm Holdings Group, Inc.
filed 2011-07-18
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 333-152286

GLOBAL PHARM HOLDINGS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8767223
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

25/F New World Center, No. 6009 Yitian Road, Futian District,	518026
Shenzhen,	(Zip Code)
People’s Republic of China
(Address of principal executive offices)

86-755-83230226
(Registrant’s telephone number, including area code)

N/A
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 15, 2011, there are 26,000,000 of $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the quarterly report on Form 10-Q for the quarter ended March 31, 2011, originally filed on May 16, 2011 (the “Original Filing”), of Global Pharm Holdings Group, Inc. (the “Company”). We refer to the Original Filing as the “2011 First Quarter Form 10-Q.”

This Amendment No. 1 amends and supplements the disclosure under Part I, Item 4, Controls and Procedures of the 2011 First Quarter Form 10-Q to (i) substantiate that the Company’s disclosure controls and procedures that were in effect on March 31, 2011 were effective and (ii) to assert that the internal control over financial reporting during the period ended March 31, 2011 has been materially affected as reflected in the Company’s remediation measures described herein.

In accordance with Rule 12b-15 under the Exchange Act, this Amendment No. 1 is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by the Company’s Chief Executive Officer and Chief Financial Officer. Except as described above, this Amendment No. 1 does not amend, update or change any items, financial statements or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing, including as to any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing, including any amendments to those filings. Capitalized terms not defined in this Amendment No. 1 are as defined by the Original Filing.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of such period covered by this report.  Disclosure controls and procedures is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation and as discussed below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on March 31, 2011 were effective.

Management’s Remediation Initiatives

In our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the SEC on April 13, 2011, the following material weakness in our internal control over financial reporting was identified as of December 31, 2010:

•      “The Company did not have appropriate policies and procedures in place to identify and give disclosures relating to the basis for applying the reverse acquisition accounting to the Company’s acquisitions of three PRC operating subsidiaries pursuant to an Earn-In Agreement, as thereafter amended, and to properly accrue for dividends declared by the PRC operating company prior to the Earn-In Agreement and properly recognize certain transactions. Therefore, the Company was not able to effectively identify all necessary and appropriate disclosures and to effectively capture all financial data for the purposes of preparing its financial statements in accordance with U.S. GAAP.”

The material weakness identified in the 2010 Form 10-K as of December 31, 2010 was the result of a transaction in conjunction with the reverse merger, which had not occurred prior thereto, nor have any such activities been identified on an ongoing day-to-day basis thereafter. Subsequent to the year ended December 31, 2010, following the identification of the material weakness, our management has established financial reporting policies and procedures to facilitate the effective identification and capture of complex and significant transactions (similar to the isolated transaction described above, in which lack of proper financial reporting policies and procedures had resulted in a material weakness at December 31, 2010).  Based on our current financial reporting policies and procedures, we do not anticipate that such a similar material weakness will occur on a going-forward basis.

In response to the above-identified material weakness and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

•      formed an Audit Committee in February 2011, chaired by an accounting expert with adequate knowledge and experience in U.S. GAAP and SEC reporting requirements, to advise the management on matters relating to the Company’s internal control over financial reporting.
•      Engaged an internal control expert in February 2011 with eight years of audit experience (including five years of “Big Four” accounting firm experience focused primarily on internal control audit issues) to assist management in evaluating complex accounting issues on an as-needed basis, and to ensure proper disclosure and reporting is made in a timely manner.

In addition, going forward, in order to address any potential material weaknesses in our internal controls over financial reporting, we plan to make the following necessary change and improvement:

●  provide training to our finance team and other relevant personnel of the Company on the U.S. GAAP accounting guidance applicable to the Company’s financial statements.

As of March 31, 2011, the Company continued to reassess its internal controls and procedures on an ongoing basis.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting during the period ended March 31, 2011 has been materially changed as reflected in our remediation measures described above. Other than such remediation measures, there was no other change in our internal control over financial reporting during the period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The above-referenced exhibits attached to this Form 10-Q/A shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PHARM HOLDINGS GROUP, INC.

Date: July 18, 2011	/s/ Yunlu Yin
Yunlu Yin
Chief Executive Officer and President (Principal Executive Officer)

Date: July 18, 2011	/s/ An Fu
An Fu
Chief Financial Officer
(Principal Financial Officer)