Form 10-K/A
period 2010-12-31
Global Pharm Holdings Group, Inc.
filed 2011-07-21
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Yes   ☒    No    ☐

Note —Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

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

Number of shares of common stock, par value $0.001, outstanding as of July 15, 2011: 26,000,000

PART IV

 Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description
3.1	Articles of Incorporation *
3.2	Bylaws *
3.3	Specimen of Common Stock Certificate**
10.1	Share Exchange Agreement, dated August 12, 2010, by and among Top Flight, Global Pharma BVI, and Mei Li Sai**
10.2	Loan Contract, dated December 23, 2009, by and between Yaoyuan and Qilu Bank**
10.3	Loan Contract, dated March 22, 2010, by and between Yaoyuan and Qilu Bank**
10.4	Lease Contract, by and between Xuelingxian and Bozhou Fengyi Chinese Medicine Development and Research Institute **
10.5	Lease Agreement, dated January 1, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian*****

10.6	Supplementary Lease Agreement, dated June 23, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian**
10.7	Lease Agreement, dated July 2, 2010, by and between Meng Wang Village Committee of Dayang Town of Qiaocheng District in Bozhou City and Xuelingxian*****
10.8	Lease Contract, dated May 27, 2009, by and between Yaoyuan and General Tobacco Group Co., Ltd. *****
10.9	Lease Contract, dated March 1, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd.**
10.10	Lease Contract, dated June 19, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd. *****
10.11	Lease Contract, dated July 1, 2010, by and between Yaoyuan and General Tobacco Group Co., Ltd. *****
10.12	Lease Contract, dated October 25, 2008, by and between XuShujun and Tonghua Tongdetang Pharmaceutical Company.**
10.13	Lease Agreement, dated November 28, 2010, by and between XiuyingHou and Tongdetang*****
10.14	Lease Contract, dated November 17, 2010, by and between Xiangqing Zhao, Qiudong Yu and Global Pharma BVI*****
10.15	Drug Purchase and Sales Contract, dated January 9, 2009, by and between Changchun YongxinDirui Drug Co., Ltd. and Tongdetang**
10.16	Drug Purchase and Sales Agreement, dated January 16, 2009, by and between Changchun Changheng Pharmaceutical Co., Ltd. and Tongdetang**
10.17	Distribution Agency Agreement, dated February 1, 2009, by and between Bozhou City ZhongzhengSliced Chinese Crude Drugs Co., Ltd and Xuelingxian**
10.18	Distribution Agency Agreement, dated February 11, 2010, by and between Bozhou City Zhongzheng Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian*****
10.18A	Distribution Agency Agreement, dated January 15, 2011, by and between Bozhou City Zhongzheng Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian*****
10.19	Sales Agreement, dated January 20, 2009, by and between Anhui Province Suzhou City Sliced Chinese Crude Drugs Co., Ltd and Xuelingxian**
10.20	Distribution Agreement, dated March 15, 2009, by and between Anhui Province Suzhou City Traditional Chinese Medicine Co., Ltd., and Xuelingxian**
10.21	Distribution Agreement, dated January 1, 2010 by and between Xiuzheng Pharmaceutical Group Marketing Co., Ltd., and Yaoyuan*****
10.21A	Distribution Agreement, dated January 1, 2011 by and between Xiuzheng Pharmaceutical Group Marketing Co., Ltd., and Yaoyuan*****
10.22	Distribution Agreement, dated January 1, 2010 by and between Hainan Lingkang Pharmaceutical Co., Ltd., and Yaoyuan*****
10.22A	Distribution Agreement, dated January 1, 2011 by and between Hainan Lingkang Pharmaceutical Co., Ltd., and Yaoyuan*****
10.23
Trademark Use Agreement, dated  January 1, 2009, by and between Jingsheng Wang and Xuelingxian; Trademark Use Agreement, dated March 28, 2009, by and between Jingsheng Wang and Binomial Biopharm Group Limited.**

10.24	Trademark License Declaration, dated April 7, 2010, by Yanliang Song**
10.25	Employment Agreement, dated August 6, 2010, by and between Yunlu Yin and Top Flight**
10.26	Employment Agreement, dated August 6, 2010, by and between An Fu and Top Flight**
10.27	Employment Agreement, dated August 6, 2010, by and between Dan Li and Top Flight**
10.28	Earn-in Agreement*****
10.28A	Agreement to Amend Earn-In Agreement****
10.29	Equity Transfer Agreement of Shandong Global Pharm Company*****

10.30	Equity Transfer Agreement of Tonghua Tongdetang Pharmaceutical Company*****
10.31	Equity Transfer Agreement of Anhui Xuelingxian Pharmaceutical Company*****
10.32	Loan Contract, dated May 7, 2010, by and between Xueling Xian and Construction Bank of China at Bozhou Branch*****
11.1	Code of Business Conduct and Ethics*****
16.1	Letter from the Company to GBH CPAs, CPA, dated as August 11, 2010**
16.2	Letter from GBH CPAs to the SEC, dated August 12, 2010**
16.3	Consent Letter of Acquavella, Chiarelli, Shuster, Berkower& Co., LLP dated August 25, 2010**
21.1	List of Subsidiaries**
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *****
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *****
99.1	Audit Committee Charter***
99.2	Compensation Committee Charter***
99.3	Nominating Committee Charter***

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
*****   Incorporated by reference to the exhibit to our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 13, 2011.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL PHARM HOLDINGS GROUP, INC.

Date: July 21, 2011	/s/ Yunlu Yin
Yunlu Yin
Chief Executive Officer and President (Principal Executive Officer)

Date: July 21, 2011	/s/ An Fu
An Fu
Chief Financial Officer
(Principal Financial Officer)