Form 10-Q/A
period 2011-06-30
Global Pharm Holdings Group, Inc.
filed 2011-09-06
CIK 1439434

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
Yes  ☐ No ☑

As of August 31, 2011, there are 26,000,000 of $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the quarterly report on Form 10-Q for the quarter ended June 30, 2011, originally filed on August 12, 2011 (the “Original Filing”), of Global Pharm Holdings Group, Inc. (the “Company”).

Pursuant to Rule 405(a)(2) of Regulation S-T, the Company is filing this Amendment No. 1 to submit its first Interactive Data File within the 30-day grace period provided thereunder.  The sole purpose of this Amendment No. 1 is to include the Interactive Data File as Exhibit 101 hereunder.

This Amendment No. 1 contains a cover page, this explanatory note, a signature page and an exhibit index, including Exhibit 101.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description
10.1*	Credit Granting Maximum Amount Guarantee Contract of Legal Person, dated April 27, 2011, by and between Shandong Global Pharm and Jinan East Lishan Road Branch of Qilu Bank Co., Ltd.
10.2*	Credit Granting Contract of Legal Person, dated April 27, 2011, by and between Shandong Global Pharm and Jinan East Lishan Road Branch of Qilu Bank Co., Ltd.
10.3*	Mortgage Contract of Maximum Amount for Goods Control and Financing, dated April 27, 2011, by and between Shandong Global Pharm and Jinan East Lishan Road Branch of Qilu Bank Co., Ltd.

10.4*
Warehouse and Storage Supervision and Management Agreement, dated April 27, 2011, by and between Shandong Global Pharm and Jinan East Lishan Road Branch of Qilu Bank Co., Ltd. and Shandong Yayin Assets Management Co., Ltd.

10.5*	Lease Contract, dated March 1, 2009, by and between Taian Senlin Pharmaceutical Co., Ltd. and Dabaiyu Resident Committee
10.6*	Lease Contract, dated January 1, 2011, by and between Zibo Hongmao Pharmaceutical Co., Ltd. and Zibo Drug Purchasing & Supply Station of Shandong Province
10.7*	Lease Contract, dated May 20, 2011, by and between Anhui Sino-Green and Li Wanzhi
10.8*	Lease Contract, dated April 10, 2011, by and between Shandong Sino-Green and People’s Government of Mashan Town
10.9*	Land Transfer Agreement, dated April 29, 2011, by and between Shandong Sino-Green and Chanqging District, Mashan Town
10.10*	Land Transfer Contract, dated June 10, 2011, by and between Anhui Sino-Green and Shibali Town Government of Qiaocheng District, Bozhou City
10.11*	M&A Agreement dated May 25, 2011, by and between Shandong Global Pharm and Taian Senlin Pharmaceutical Co., Ltd.
10.11A*	Supplementary Agreement, dated May 25, 2011, by and between Shandong Global Pharm and Taian Senlin Pharmaceutical Co., Ltd.
10.12*	M&A Agreement dated May 25, 2011, by and between Shandong Global Pharm and Zibo Hongmao Pharmaceutical Sales Co., Ltd.
10.12A*	Supplementary Agreement, dated May 25, 2011, by and between Shandong Global Pharm and Zibo Hongmao Pharmaceutical Sales Co., Ltd.
10.13*	M&A Agreement, dated July 4, 2011, by and between Shandong Global Pharm and Bozhou Xinghe Pharmaceutical Co., Ltd.
10.13A*	Supplementary Agreement, dated July 5, 2011, by and between Shandong Global Pharm and Bozhou Xinghe Pharmaceutical Co., Ltd.
10.14*	Equity Transfer Agreement, dated May 25, 2011, by and between Shandong Global Pharm and Kong Lingjin (for Taian Senlin)
10.15*	Equity Transfer Agreement, dated May 25, 2011, by and between Shandong Global Pharm and Lv Xinjuan (for Taian Senlin)
10.16*	Equity Transfer Agreement, dated May 31, 2011, by and between Shandong Global Pharm and Chen Hongsheng (for Zibo Hongmao)
10.17*	Equity Transfer Agreement, dated July 4, 2011, by and between Shandong Global Pharm and Han Lingzhi (for Bozhou Xinghe)
10.18*	Equity Transfer Agreement, dated July 4, 2011, by and between Shandong Global Pharm and Gu Quanhui (for Bozhou Xinghe)
10.19*	Lease Contract, dated January 1, 2010, by and between Zibo Hongmao Pharmaceutical Co., Ltd. and Zibo Drug Purchasing & Supply Station of Shandong Province
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income for each of the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for each of the six months ended June 30, 2011 and 2010 and (iv) the Notes to the Condensed Consolidated Financial Statements.(1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, or deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and otherwise are not subject to liability under those sections.

*           Previously filed with Original Filing.
**        The referenced exhibits marked by an “**” submitted with the Original Filing shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PHARM HOLDINGS GROUP, INC.

Date: September 6, 2011	/s/ Yunlu Yin
Yunlu Yin
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 6, 2011	/s/ An Fu
An Fu
Chief Financial Officer
(Principal Financial Officer)