Form 10-Q
period 2011-09-30
Global Pharm Holdings Group, Inc.
filed 2011-11-21
CIK 1439434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 16, 2011, there are 37,283,185 of $0.001 par value common stock issued and outstanding.

FORM 10-Q
GLOBAL PHARM HOLDINGS GROUP, INC.
INDEX

PART I. Financial Information

PART I - FINANCIAL INFORMATION

GLOBAL PHARM HOLDINGS GROUP, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011
	(unaudited)	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,570,246	$4,271,498
Accounts receivable	34,069,776	19,771,619
Inventories	29,852,272	16,058,760
Due from related party	194,708	-
Restricted cash	3,781,418	1,538,251
Other current assets	5,355,851	1,326,660
Total current assets	91,824,271	42,966,788
Property, plant and equipment, net	8,505,797	210,665
Intangible assets, net	33,860,597	-
Goodwill	27,043,851	-
Total assets	$161,234,516	$43,177,453

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term loan	$5,003,753	$1,972,150
Bank acceptance	4,805,339	21,212
Accounts payable and other accrued liabilities	39,900,624	20,944,923
Income and other taxes payable	2,959,555	1,728,499
Due to related party	6,729,332	882,505
Deferred income tax liabilities	491,360	-
Total current liabilities	59,889,963	25,549,289
Long-term loan	1,563,673	-
Bond payable, net	4,436,318	-
Derivative liabilities	5,563,682	-
Contingent consideration, at fair value	5,765,708	-
Deferred income tax liabilities, net of current	7,653,272	-
Total liabilities	84,872,616	25,549,289

Shareholder's equity:
Common stock, par value, $0.001 per share, 100,000,000 shares authorized, 37,283,185 and 26,000,000 issued and outstanding	37,283	26,000
Additional paid-in capital	55,089,340	9,200,623
Statutory surplus reserves	1,310,701	1,310,701
Retained earnings	19,445,014	6,546,406
Accumulated other comprehensive income	137,618	544,434
Total shareholders' equity - Global Pharm Holdings Group, Inc.	76,019,956	17,628,164
Non-controlling interests	341,944	-
Total shareholders' equity	76,361,900	17,628,164
Total liabilities and shareholders' equity	$161,234,516	$43,177,453

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues, net	$68,999,093	$30,617,820	$156,167,977	$90,176,505
Cost of goods sold	59,427,311	24,711,477	131,405,558	73,622,656
Gross profit	9,571,782	5,906,343	24,762,419	16,553,849
Expenses:
Operating expenses	1,100,309	360,572	2,447,617	725,424
General and administrative	2,370,710	4,436,082	4,136,902	6,531,617
Income from operations	6,100,763	1,109,689	18,177,900	9,296,808
Other income and expenses
Interest (expense) income	(99,087)	2,842	(101,100)	21,048
Miscellaneous (expense) income	(13,511)	-	(48,110)	-
Change in fair value of contingent consideration	(665,708)	-	(665,708)	-
Income before income taxes	5,322,457	1,112,531	17,362,982	9,317,856
Provision for income taxes	1,589,240	1,184,907	4,468,365	3,609,764
Net income (loss) – including non-controlling interest	3,733,217	(72,376)	12,894,617	5,708,092
Net loss – non-controlling interests	2,664	-	3,991	-
Net income (loss) - Global Pharm Holdings Group, Inc.	3,735,881	(72,376)	12,898,608	5,708,092
Other comprehensive income
Foreign currency translation adjustment	(351,777)	(174,718)	(406,816)	(142,492)
Total comprehensive income (loss)	$3,384,104	$(247,094)	$12,491,792	$5,565,600
Earnings per share of common stock:
Basic earnings per share	$0.13	$-	$0.48	$0.22
Diluted earnings per share	$0.12	$-	$0.47	$0.22
Weighted-average outstanding common shares
Basic weighted-average outstanding common shares	28,727,803	26,000,000	26,909,268	26,000,000
Diluted weighted-average outstanding common shares	28,947,583	26,000,000	26,982,528	26,000,000

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income–including non-controlling interest	$12,894,617	$5,708,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	672,729	51,993
Merger cost	-	750,000
Stock-based compensation	-	4,476,300
Change in fair value of contingent consideration	665,708	-
Changes in operating assets and liabilities:
Accounts receivable	(6,236,658)	(4,683,793)
Inventories	(7,390,787)	(14,211,786)
Due from related party	(29,576)	-
Restricted cash	(2,161,403)	-
Other current assets	(2,968,622)	(199,796)
Accounts payable and other accrued liabilities	5,139,874	11,014,731
Income and other taxes payable	183,235	294,485
Due to related party	5,348,883	-
Deferred tax expenses	(85,477)	-
Net cash provided by operating activities	6,032,523	3,200,226

Cash flows from investing activities
Purchase of property, plant and equipment	(432,647)	(22,044)
Proceeds on sale of assets	41,606	-
Acquisition of subsidiaries, net of cash acquired	(555,305)	-
Net cash used in investing activities	(946,346)	(22,044)

Cash flows from financing activities:
Short-term loan borrowing	-	366,763
Short-term loan repayments	(2,616,506)	-
Bank acceptance	1,308,357	(199,545)
Due from related party	-	24,603
Due to related party	-	1,168,986
Dividend paid to the former shareholders	-	(4,309,377)
Cash received from convertible bond	10,000,000	-
Contribution from non-controlling interest	344,835	-
Net cash provided by (used in) financing activities	9,036,686	(2,948,570)

Net increase in cash and cash equivalents	14,122,863	229,612
Effect of exchange rate changes on cash and cash equivalents	175,885	145,532
Cash and cash equivalents - beginning of period	4,271,498	7,455,147
Cash and cash equivalents - end of period	$18,570,246	$7,830,291

Supplemental disclosure of cash flow information:
Cash paid for interest	$148,866	$20,655
Cash paid for income taxes	$3,927,576	$2,994,851

Supplemental disclosure of financing activities
Deferred Bond issuance costs in accounts payable	$287,500	$-
Common stock issued for acquisitions	$51,000,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL PHARM HOLDINGS GROUP, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

1. Description of Business and Merger

Global Pharm Holdings Group, Inc. (“Global Pharm” or the “Company”) was incorporated in Delaware on February 9, 2007. The Company engages in the wholesale and distribution of pharmaceutical-related products, herbal cultivation, and Traditional Chinese Medicine (“TCM”) processing in China through its 11 indirectly owned Chinese subsidiaries, including Tonghua Tongdetang Pharmaceutical and Medicinal Material Co., Ltd. (“Tongdetang”), Anhui Xuelingxian Pharmaceutical Co., Ltd. (“Xuelingxian”), Shandong Global Pharm Co., Ltd. (“Shandong Global”), Anhui Sino-Green TCM Tech Development Co., Ltd. (“Anhui Sino-Green TCM Tech”), Shandong Sino-Green TCM Tech Development Co., Ltd. (“Shandong Sino-Green TCM Tech”), Zibo Global Pharm Co., Ltd. (“Zibo Global,” formerly “Zibo Hongmao Pharmaceutical Sales Co., Ltd.”), Bozhou Xinghe Pharmaceutical Co., Ltd. (“Bozhou Xinghe”), Guangdong Sinopharm Pharmaceutical Franchises Co., Ltd (“GDGY”), Shandong Huawei Pharmaceutical Co., Ltd. (“Shandong Huawei”), Qingdao Likang Pharmaceutical Co., Ltd (“Qingdao Likang”), and Tai’an Global Pharm Co., Ltd. (“Tai’an Global,” formerly “Tai’an Senlin Pharmaceutical Co., Ltd.” and, together with Tongdetang, Xuelingxian, Shandong Global, Anhui Sino-Green TCM Tech, Shandong Sino-Green TCM Tech, Zibo Global, Bozhou Xinghe, GDGY, Shandong Huawei, and Qingdao Likang, the “PRC Subsidiaries”).

Joint Ventures

On April 6, 2011, the Company obtained the business license of Anhui Sino-Green TCM Tech, a joint venture established by Hong Kong Wisdom Fortune Medicine Holding Group Limited, a subsidiary of the Company (“Wisdom Fortune”), together with Anhui Qianyi Pharmaceutical Co., Ltd. (“Qianyi Pharmaceutical”), a PRC company, in Bozhou City, Anhui Province. Anhui Sino-Green TCM Tech is primarily focused on the herbal cultivation business. The registered capital of Anhui Sino-Green TCM Tech is $10 million. Wisdom Fortune invested $9.7 million and Qianyi Pharmaceutical invested $0.3 million, which reflect a 97 percent and 3 percent ownership interest in Anhui Sino-Green TCM Tech, respectively. As of September 30, 2011, the Company paid $1.5 million of the registered capital and the remaining $8.2 million is due by April 6, 2013. The Company will fund the remaining registered capital from its working capital.

On April 21, 2011, the Company obtained the business license of Shandong Sino-Green TCM Tech, a joint venture established by Shandong Global together with Jinan Linong TCM Plantation Co., Ltd. (“Jinan Linong”), a PRC company, in Jinan City, Shandong Province. Shandong Sino-Green TCM Tech is primarily focused on the herbal cultivation business. The registered capital of Shandong Sino-Green TCM Tech is $1.6 million. Shandong Global invested $1.5 million and Jinan Linong invested $0.1 million, which reflect a 97 percent and 3 percent ownership interest in Shandong Sino-Green TCM Tech, respectively. On April 20, 2011, Shandong Global paid $1.5 million of the registered capital.

Acquisitions

During the nine months ended September 30, 2011 the Company completed five business combinations that are summarized in the table below:

Company Name	Acquisition Date	Total Consideration
Tai’an Global Pharm Co., Ltd.	May 30, 2011	$1.1 million
Zibo Global Pharm Co., Ltd.	May 31, 2011	$1.2 million
Bozhou Xinghe Pharmaceutical Co., Ltd.	July 4, 2011	$4.7 million
Pacific Asia Pharm Investment Group Co., Limited	August 1, 2011	$42.0 million
Quantum Magic Integrator Capital Co., Limited	August 3, 2011	$9.0 million

The acquisitions continue the Company’s focus on building regional distribution channels, as well as local capillary sales network with high-margin products portfolio. Currently as a result of these acquisitions, the Company’s sales network covers Shandong, Jilin, Anhui and Guangdong provinces. The Company seeks to establish an integrated value chain in the pharmaceutical industry through strategic acquisitions within TCM production, pharmaceutical distribution and the retail sectors. Please see Note 17 for further details of each acquisition.

Accounting Treatment of the Merger; Financial Statement Presentation

The Company was incorporated in Delaware on February 9, 2007 under the name “Top Flight Game Birds, Inc.” Prior to the merger as described below, the Company was a non-operating shell company.  On August 12, 2010, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Global Pharm BVI Enterprise Group Limited, a British Virgin Islands company formed on June 14, 2010 (“Global Pharm BVI”).  Pursuant to the Share Exchange Agreement, the Company issued 1,800,000 of its restricted shares to acquire all of the issued and outstanding shares of Global Pharm BVI.  Immediately subsequent to the merger, the former stockholders and key management of Global Pharm BVI were given certain call rights to acquire an aggregate of 80.36% of the outstanding common stock of the Company, contingent on the attainment of various milestones. In addition, all of the officers and directors of Global Pharm BVI were appointed as officers and directors of the Company immediately following the merger. On September 20, 2010, the Company changed its name to Global Pharm Holdings Group, Inc.  Subsequent to the merger, all of the milestones were attained and, upon the exercise of the call rights, the former stockholders and key management of Global Pharm BVI owned an aggregate of 80.36% of the outstanding common stock of the Company.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the period ended September 30, 2011 are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods.

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

Intangible Assets

Purchased intangible assets with finite lives are amortized using either accelerated or straight-line amortization methods over the estimated economic lives of the assets. The Company’s finite-lived intangible assets consist of internal use software, customer relationships, trademark, non-compete agreements, GMP certificate, and drugstore chain franchise and are being amortized over periods ranging from two to twenty years.

Purchased intangible assets with indefinite lives are reviewed periodically for impairment losses whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

Revenue Recognition

Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer. The Company’s three segments have the same revenue recognition policy. Revenues are recorded net of value-added taxes.

New Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In reviewing that determination, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. This guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. This guidance is therefore effective for the Company’s fiscal year ending December 31, 2011.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Global Pharm Holdings Group, Inc. and its direct and indirect majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value Measurements and Fair Value of Financial Instruments

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2011.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company has determined the fair value of certain liabilities using the market approach: the following table presents the Company’s fair value hierarchy for these liabilities measured at fair value on a recurring basis as of September 30, 2011:

		Quoted Market
	Fair Value	Prices in Active	Significant Other	Significant
	September 30,	Markets	Observable Inputs	Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$5,563,682	$-	$-	$5,563,682
Contingent consideration	5,765,708	-	-	5,765,708
Total	$11,329,390	$-	$-	$11,329,390

Estimating the fair value of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The assumptions used to value the Company’s derivatives, which had a direct effect on the fair values described above, are more fully described in Notes 14 and 17. In addition, valuation techniques are sensitive to changes in the trading market price of the Company’s Common Stock and its estimated volatility interest rate changes and other variables or market conditions not within the Company’s control that can significantly affect its estimates of fair value and changes in fair value. Because derivative financial instruments are initially and subsequently carried at fair value, the Company’s net income may include significant charges or credits as these estimates and assumptions change.

The carrying amounts of the Company’s financial instruments, which principally include accounts receivable, accounts payable, bank acceptance and short-term loans approximate their fair values due to the relatively short maturity of such instruments.

The carrying amount of the Company’s short-term borrowing approximates their fair value based upon current rates and terms available to the Company for similar debt.

Foreign Currency Translation

The Company’s functional currency is the Renminbi (“RMB”). The unaudited condensed consolidated financial statements of the Company are translated from RMB into United States dollars (“US $”).  Accordingly, all assets and liabilities are translated at the exchange rates prevailing at the balance sheet dates, all income and expenditure items are translated at the average rates for each of the periods and equity accounts, except for retained earnings, are translated at the rate at the transaction date. Retained earnings reflect the cumulative net income (loss) translated at the average rates for the respective periods since inception less dividends translated at the rate on the transaction date.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People's Bank of China (the "PBOC") or other institutions authorized to buy and sell foreign exchange in the PRC.  The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand.  Translation of amounts from RMB into US $ has been made at the following exchange rates for the respective periods:

	Nine Months Ended September 30,
	2011	2010
Assets and liabilities	1 US $: 6.39520 RMB	1 US $: 6.69810 RMB
Statement of income	1 US $: 6.49722 RMB	1 US $: 6.81640 RMB

The resulting translation adjustments are recorded as other comprehensive income in the unaudited condensed consolidated statement of income and comprehensive income and as a separate component of stockholders’ equity.

Basic and Diluted Earnings per Share

The Company’s basic earnings per share is computed using the weighted-average number of shares outstanding for the periods presented.

Diluted earnings per share is based on the assumption that any dilutive options, warrants or other instruments were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, the Company’s outstanding convertible bonds are assumed to be exercised, and funds thus obtained are assumed to be used to purchase common stock at the average market price during the period. Diluted shares underlying convertible debt obligations are included in the determination of diluted earnings per share using the “if converted” method .

The following is a reconciliation of the basic and diluted earnings per share computation:

	For the nine months ended September 30,
	2011	2010
Numerator:
Net income attributable to the Company	$12,898,608	$5,708,092
Write-off of unamortized debt issuance costs of $287,500	287,500	-
Net income attributable to the Company’s common shareholders - Diluted	12,611,108	5,708,092
Denominator:
Weighted average ordinary shares outstanding - Basic	26,909,268	26,000,000
Dilutive effect of convertible bonds	73,260	-
Denominator for dilutive income per share - Diluted	26,982,528	26,000,000
Net income per share attributable to the Company’s common shareholders
Basic	$0.48	$0.22
Diluted	$0.47	$0.22

3. Inventories

As of September 30, 2011 and December 31, 2010, inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$638,845	$84,316
Work-in-progress	4,197,468	-
Finished goods	25,015,959	15,974,444
Total	$29,852,272	$16,058,760

4. Property, plant and equipment

Property, plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Buildings	$5,059,061	$-
Operating equipment	2,210,474	184,670
Office equipment	612,904	122,532
Transportation equipment	406,721	10,632
Leasehold improvements	5,979	51,872
Land use right	709,907	-
Sub-total	9,005,046	369,706
Less: Accumulated depreciation and amortization	(499,249)	(159,041)
Property, plant and equipment, net	$8,505,797	$210,665

5. Intangible assets

	Pharmaceutical products distribution	TCM processing and distribution	Gross intangible	Accumulated amortization	Net intangible
Indefinite life intangibles:
Trade name	$8,747,228	$-	$8,747,228	$-	$8,747,228
Finite life intangibles:
Trademarks (1)	1,320,723	-	1,320,723	22,367	1,298,356
Customer relationships (2)	2,341,978	-	2,341,978	96,007	2,245,971
Non-compete agreements (3)	1,158,451	-	1,158,451	63,762	1,094,689
Drugstore chain franchise (4)	19,352,055	-	19,352,055	159,772	19,192,283
Software (5)	8,411	-	8,411	1,381	7,030
Other (5)	-	1,359,593	1,359,593	84,553	1,275,040
Total finite life intangibles	24,181,618	1,359,593	25,541,211	427,842	25,113,369
Total intangible assets	$32,928,846	$1,359,593	$34,288,439	$427,842	$33,860,597

As of September 30, 2011, intangible assets consisted of the following:

(1)	The useful lives of the trademarks are 9.8 years and are being amortized on a straight-line basis;
(2)	The useful lives of the customer relationships range from 5 to 10 years and are being amortized on an accelerated basis;
(3)	The useful lives of the non-compete agreements are 3 years and are being amortized on a straight-line basis;
(4)	The useful life of the drugstore chain franchise is 20 years and is being amortized on a straight-line basis;
(5)	The useful life of software and other identified intangible assets range from 2 to 4 years and are being amortized on a straight-line basis.

The Company recorded amortization expenses of $416,294 and $426,461 for the three and nine months ended September 30, 2011.

6. Goodwill

As of September 30, 2011, goodwill consisted of the following:

	Pharmaceutical products distribution	TCM processing and distribution	Total
Balance at January 1, 2011	$-	$-	$-
Goodwill acquired, net of purchase price adjustments	24,336,502	2,707,349	27,043,851
Impairment loss recognized during the period	-	-	-
Balance at September 30, 2011	$24,336,502	$2,707,349	$27,043,851

7. Short-Term Loans

Short-term loans as of September 30, 2011 and December 31, 2010 consist of the following:

Date obtained	Maturity date	Interest	Principal	Payment	Segment	September 30, 2011	December 31, 2010
July 4, 2011	August 13, 2012	5.40%	$938,204	Interest payable monthly, principle due at maturity	TCM processing and distribution	$938,204	$-
June 1, 2010	May 31, 2011	5.58%	$151,704	Interest payable monthly, principle due at maturity	TCM processing and distribution	-	151,704
December 28, 2010	March 27, 2011	5.89%	$1,365,335	Interest payable monthly, principle due at maturity	Pharmaceutical products distribution	-	1,365,335
December 30, 2010	December 31, 2011	6.97%	$469,102	Interest payable monthly, principle due at maturity	Pharmaceutical products distribution	469,102	455,111
July 4, 2011	May 11, 2012	6.31%	$938,204	Interest payable monthly, principle due at maturity	TCM processing and distribution	938,204	-
July 4, 2011	May 12, 2012	8.20%	$977,295	Interest payable monthly, principle due at maturity	TCM processing and distribution	977,295	-
July 4, 2011	May 12, 2012	8.20%	$273,643	Interest payable monthly, principle due at maturity	TCM processing and distribution	273,643	-
July 4, 2011	May 22, 2012	6.31%	$781,836	Interest payable monthly, principle due at maturity	TCM processing and distribution	781,836	-
July 4, 2011	June 8, 2012	6.31%	$625,469	Interest payable monthly, principle due at maturity	TCM processing and distribution	625,469	-
			Total			$5,003,753	$1,972,150

On June 1, 2010, the Company entered into a credit agreement with Construction Bank of China for a loan in the principal amount of $151,704, which is secured by a guarantee by the Company’s shareholders and the property owned by Bozhou City Herb Research Institute, valued at $606,815. As of September 30, 2011, the loan balance has been paid in full.

On December 28, 2010, the Company entered into a credit agreement with Shandong Qilu Bank for a loan in the principal amount of $1,365,335, which is secured by a guarantee by the Company to maintain a bank deposit balance of $1,517,039 with Shandong Qilu Bank. The bank deposit is presented as restricted cash on the Company’s condensed consolidated balance sheet at December 31, 2010. As of September 30, 2011, the loan balance has been paid in full.

On December 30, 2010, the Company entered into a credit agreement with Shandong Qilu Bank for a loan in the principal amount of $469,102, which is secured by a pledge by the Company of its inventory, valued at $938,204. Shandong Qilu Bank has authorized a third party to monitor the pledged inventory.

On July 4, 2011, as part of the acquisition of Bozhou Xinghe, the Company assumed a credit agreement with Agricultural Development Bank of China for a loan in the principal amount of $1,563,673, which is secured by a guarantee by a former shareholder of Bozhou Xinghe. As of September 30, 2011, the Company had repaid $625,469.

On July 4, 2011, as part of the acquisition of Bozhou Xinghe, the Company assumed a credit agreement with Agricultural Development Bank of China for a loan in the principal amount of $938,204, which is secured by a guarantee by a former shareholder of Bozhou Xinghe and a mortgage on the Company’s properties, valued at $3,587,253.

On July 4, 2011, as part of the acquisition of Bozhou Xinghe, the Company assumed two credit agreements with Minsheng Bank for loans in the principal amounts of $977,295 and $273,643, respectively, which are secured by a pledge by a former shareholder of Bozhou Xinghe to maintain a bank deposit balance of not more than $250,188 with Minsheng Bank.

On July 4, 2011, as part of the acquisition of Bozhou Xinghe, the Company assumed a credit agreement with Agricultural Development Bank of China for a loan in the principal amount of $781,836, which is secured by a guarantee by two former shareholders of Bozhou Xinghe.

On July 4, 2011, as part of the acquisition of Bozhou Xinghe, the Company assumed a credit agreement with Agricultural Development Bank of China for a loan in the principal amount of $625,469, which is secured by a guarantee by two former shareholders of Bozhou Xinghe.

Interest expenses were $107,102 and $7,736 for the three months ended September 30, 2011 and 2010, respectively, and were $126,228 and $20,655 for the nine months ended September 30, 2011 and 2010, respectively.

8. Long-Term Loans

Long-term loans consisted of the following:

Date obtained	Maturity	Interest	Loan amount	Payment	Segment	September 30, 2011	December 31, 2010
July 4, 2011	July 30, 2014	5.76%	$1,563,673	Interest payable monthly, 60% of principle due at July 30, 2013 and 40% of principle due at maturity	TCM processing and distribution	$1,563,673	$-
			Total			$1,563,673	$-

On July 4, 2011, as part of the acquisition of Bozhou Xinghe, the Company assumed a credit agreement with Agricultural Development Bank of China for a loan in the principal amount of $1,563,673, which is secured by a guarantee by a former shareholder of Bozhou Xinghe.

Interest expenses were $22,638 and nil for the three and nine months ended September 30, 2011 and 2010, respectively.

9.	Taxes Payable

Provision for income taxes consisted of the following:

	For the nine months ended September 30,
	2011	2010
Income tax expenses	$4,553,842	$3,609,764
Deferred tax benefit	(85,477)	-
Total income tax expenses	$4,468,365	$3,609,764

Income and other taxes payable consisted of the following:

	September 30, 2011	December 31, 2010
Income tax payable	$1,803,705	$1,177,439
Value-added tax payable	1,022,160	445,052
Other taxes payable	133,690	106,008
Total income and other taxes payable	$2,959,555	$1,728,499

Deferred income tax liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of those amounts shown on the condensed consolidated balance sheets are as follows:

	September 30, 2011	December 31, 2010
Deferred tax liabilities:
Intangible assets, net	$8,144,632	$-

10.	Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.

As of September 30, 2011, the Company had receivables from related parties of $194,708 for the advance payment of business expenses. As of December 31, 2010, the Company had no related party receivable.

The amounts due from related parties are unsecured, non-interest bearing and receivable on demand.

For the nine months ended September 30, 2011, the Company had related party sales to Weifang Lishengyuan Pharmaceutical Chain Co., Ltd (“Lishengyuan”), which is owned by a member of the management of Shandong Huawei. The following table sets forth the sales to Lishengyuan for the nine months ended September 30, 2011 and 2010.

	For the nine months ended September 30,
	2011	2010
Revenues, net	$400,156	$-
Cost of goods sold	398,318	-
Gross profit	$1,838	$-
Gross margin	0.46%	-

The following table sets forth the amounts due to related parties as of September 30, 2011 and December 31, 2010.

Related Party	Relationship	Nature	September 30, 2011	December 31, 2010
Yunlu Yin	Director, Chairman, CEO	Business expenses paid personally	$3,726,393	$851,005
Shareholders	Shareholders	Operating expenses	2,173,442	-
Weifang Lishengyuan Pharmaceutical Chain Co., Ltd	Owned by the management of the Company’s subsidiary	Short term borrowings	582,775	-
Anhui Qianyi Pharmaceutical Co., Ltd	Minority shareholder	Operating expenses	142,184	-
Officers	CFO and vice presidents	Accrued salary	90,500	31,500
Directors	Independent Directors	Accrued salary	14,038	-
Total			$6,729,332	$882,505

The amounts due to related parties are unsecured, non-interest bearing and payable on demand. The increase in related party payable is due to the increase of operating expenses paid by Mr. Yunlu Yin of $2,875,388, payables to shareholders of $1,639,039 assumed as part of the acquisitions, operating expenses of $534,403 paid by the shareholders, and short-term borrowings from related parties of $582,775. The Company anticipates repaying the remaining balance of $3,726,393 due to Mr. Yin in the first quarter of 2013 from its working capital. The Company anticipates repaying the operating expenses of $2,315,626 due to shareholders and a minority shareholder, and the accrued salary of $104,538 due to directors and officers in 2011. The Company anticipates repaying the short-term borrowings of $582,775 due to Lishengyuan in the first quarter of 2012.

11.	Statutory Reserve

The laws and regulations of the PRC require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserve. The statutory reserves include the surplus reserve fund.

The Company is required to transfer 10% of its net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's PRC subsidiaries registered capital. The transfer to this reserve must be made before distribution of any dividends to shareholders. Transfers to the statutory surplus reserve fund were nil for the nine months ended September 30, 2011 and 2010. As of September 30, 2011, the Company has fulfilled the reserve requirements, except for the newly formed and acquired companies in 2011, for which required statutory reserves amount to $4,688,016. The required statutory reserves will be funded, in accordance with applicable PRC requirements for minimum funding requirements, from future earning of the applicable subsidiary.

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

12.	Commitments

Capital Commitments

On April 6, 2011, the Company obtained the business license of Anhui Sino-Green TCM Tech, a joint venture established by Wisdom Fortune together with Qianyi Pharmaceutical, a PRC company, in Bozhou City, Anhui Province. The registered capital of Anhui Sino-Green TCM Tech is $10 million. Wisdom Fortune invested $9.7 million and Qianyi Pharmaceutical invested $0.3 million, which reflect a 97 percent and 3 percent ownership interest in Anhui Sino-Green TCM Tech, respectively. As of September 30, 2011, the Company paid $1.5 million of the registered capital and the remaining $8.2 million is due by April 6, 2013. The Company will fund the remaining registered capital from its working capital.

Lease Commitments

As of September 30, 2011, the Company has entered into or assumed the following lease agreements subsequent to December 31, 2010. The following table sets forth the lessor, term, payment and purpose of the leased property:

No.	Lessor	Entity	Term	Rent per Year (US$)	Description
1	Bozhou City Qiaocheng District Shibali Town Government	Anhui Sino-Green	June 10, 2011 - June 9 2021	$267,388	Used for TCM cultivation land, totaling 330 acres
			October 10, 2011 - October 9, 2021	$1,069,552	Used for TCM cultivation land, totaling 1,318 acres
			January 1, 2012 - December 31, 2021	$1,336,940	Used for TCM cultivation land, totaling 1,647 acres
2	General Tobacco Group Co., Ltd	Shandong Global	February 25, 2011 - February 24, 2012	$131,270	Used as warehouse, totaling 75,347 square feet
3	Guangzhou Juli Stationery Co., Ltd.	GDGY	July 15, 2011 - July 14, 2014	$312,404	Used as warehouse and office, totaling 98,248 square feet
			July 15, 2014 to July 14, 2015	$328,024
			July 15, 2015 to July 14, 2016	$344,425
4	Limenlou Village Committee of Shijiuli County, Qiaocheng Dictrict, Bozhou City, Anhui Province, PRC	Xuelingxian	January 1, 2011-December 31, 2015	$825,619	Used for herbal cultivation, totaling 1,021 acres
5	Medicine Supply Center Of Zibo City Shandong Province	Zibo Global	May 31, 2011 - December 21, 2011	$8,381	Used as warehouse, totaling 9,687 square feet
6	Mengwang Village Committee of Dayang County, Qiaocheng District, Bozhou City, Anhui Province, PRC	Xuelingxian	January 1, 2011-December 31, 2015	$1,066,425	Used for herbal cultivation, totaling 791 acres
7	Office of Civil Air Defense of Weifang City	Shandong Huawei	August 3, 2011 to November 30, 2013	$109,457	Used to open medicine retail supermarket; totaling 30,019 square feet
8	Shandong Zibo Pharmaceutical Supply Station	Zibo Global	May 31, 2011 - December 31, 2011	$1,220	Used as warehouse, totaling 10,764 square feet
9	Shandong Province Changqing District, Masha Town People's Government	Shandong Sino-Green	April 21, 2011- April 9, 2021	$6,255	Used as office, totaling 10,764 square feet
10	Shandong Province Changqing District, Masha Town People's Government	Shandong Sino-Green	April 29,2011 - April 28 2041	$211,045	Used for TCM cultivation land, totaling 353 acres
11	Shandong Yulin Storage Co., Ltd.	Zibo Global	May 31, 2011 –July 31, 2016	$71,303	Used as warehouse, totaling 40,364 square feet

12	Tai'an Dabaiyu Community Committee	Tai'an Global	May 30, 2011 - February 28, 2014	$16,212	Used as office, totaling 1,744 square feet; Used for warehouse, totaling 13,175 square feet;
13	Wan Zhi Li	Anhui Sino-Green	May 20, 2011 - December 31, 2011	$489	Used as office, warehouse and workforce dormitory, totaling 2,153 square feet
14	Weifang Lishengyuan Pharmaceutical Chain Co., Ltd	Shandong Huawei	August 3, 2011 to June 30, 2012	$180,604	Used for warehouse, totaling 114,119 square feet
			July 1, 2012 to June 30, 2013	$206,874
			July 1, 2013 to June 30, 2014	$217,218
15	Zibo Professional Technical School	Zibo Global	May 31, 2011 - December 31, 2011	$11,543	Used as office and workforce dormitory, totaling 7,276 square feet
16	Zibo Professional Technical School	Zibo Global	May 31, 2011 - December 31, 2011	$3,752	Used as warehouse, totaling 2,863 square feet

13.	Concentrations

Hainan Lingkang Pharmaceutical Co., Ltd (“Lingkang”), a pharmaceutical manufacturer which mainly supplies prescription injections to Shandong Global, accounted for approximately 22.9% and 27.0% of the Company’s purchases for the nine months ended September 30, 2011 and 2010, respectively.

Lingkang accounted for approximately 16.3% and 31.0% of the Company’s outstanding accounts payable as of September 30, 2011 and December 31, 2010, respectively.

14.	Convertible Bonds Payable

On September 19, 2011, the Company entered into a subscription agreement (the “Subscription Agreement”) with Mr. Yunlu Yin and Blazer Delight Limited, an investment company (the “Bondholder”), pursuant to which the Company will issue redeemable convertible bonds (the “Bonds”) in the aggregate principal amount of $15,000,000. In connection with the completion of the transactions contemplated by the Subscription Agreement, the Company issued Bonds in the aggregate principal amount of $10,000,000 and $5,000,000 and also entered into several other agreements on September 21, 2011 and October 20, 2011, respectively, including the Bond Instruments, the Investor Rights Deed, and the Assignment Agreement.

The proceeds from the issuance of these Bonds are for the expansion of the Company’s distribution network, the acquisitions of pharmaceutical companies in China and general working capital purposes. The Convertible Bonds do not bear any interest and they mature on the second anniversary from the date of issuance (the “Maturity Date”).
The holder of the Bonds may elect at any time on or prior to the Maturity Date to convert all or part of the outstanding principal amount of the Bonds. At such option of the holder or in the event of a mandatory conversion upon the occurrence of a Liquidity Event (as defined in the Subscription Agreement), the Bonds are convertible into common stock of the Company at a price of $5.00 per share, which conversion price is subject to weighted average and stock-based anti-dilution protection.

The Company is required to redeem the Bonds in whole in favor of the holder at a redemption amount which is equal to the sum of (i) the whole principal amount of all of the Bonds and (ii) a premium representing a 25% IRR (as defined in the Investor Rights Deed) per annum from the date of issue of the Bonds up to the time of receipt by all of the holders of the Bonds of such premium payment, calculated based on the aggregate principal amount of the Bonds originally issued, in the event that a QIPO (as defined in the Bond Instrument) has not been completed by the date falling nine months from the date of the Bond Instrument. Any amount of the Bonds which remain outstanding on the Maturity Date shall be redeemed thereon at its then outstanding principal amount. Furthermore, upon occurrence of certain events of default such as the Company’s dissolution, bankruptcy, default in repayment of the Bonds, default in performance of any obligation or the Company’s major shareholder ceases to serve as Chairman or CEO of the Company, the Bonds are immediately due and repayable at the principal amount plus interest at the rate of 3% per annum, compounded semi-annually.

The Company’s functional currency is different from the denomination of the Bonds and the Company’s contingent put option provides the Bondholders a substantial premium of return when a QIPO is not completed within nine months.  The Company accounted for the conversion feature and contingent put option (together, “Embedded Derivatives”) as a freestanding instrument included in derivative liabilities in the condensed consolidated balance sheets.

Bondholder’s Call Option

Concurrent with the issuance of the Bonds on September 21, 2011, the Company’s major shareholder, Mr. Yunlu Yin, granted the Bondholder the option to acquire 333,333 shares from his personal shareholding in the Company at an aggregate nominal consideration of $1 if the Company’s audited consolidated net income for the year ending December 31, 2011 is less than 90% of the target net income of $26,900,000. Alternatively, the Company’s major shareholder may elect to pay an amount equal to the Bondholder’s call option share price based on the pre-determined formula. The Bondholder’s call option can only be exercised in whole and not in part. The option is exercisable within 90 days following the publication of the Company’s audited consolidated financial statements for the year ending December 31, 2011.

Post-QIPO IRR Payment

As part of the arrangement, the Company’s major shareholder also guaranteed the Company’s share price performance post-QIPO.  The major shareholder has committed that, in the event that the holders of the Bonds dispose of some or all of its conversion shares in one or more transactions following the completion of a QIPO, but on or prior to the 90th day immediately following the Free to Trade Date, and receives an aggregate consideration for such disposal that is less than the Target IRR Price (as defined in the Investor Rights Deed) in respect of that part of the principal amount of the Bonds that was converted into the conversion shares that are the subject of such disposal, to pay to such holder the difference by which the consideration it received falls short of the Target IRR Price. The Company’s major shareholder may also elect to pay the shortfall amount in the form of shares for nominal consideration of $1. The number of shares is determined by dividing the shortfall amount by the average of the closing prices for the ordinary shares for the five trading days immediately prior to the request by the holders of the Bonds.

The Company’s functional currency is different from the denomination of the Company’s ordinary shares and the denomination of the payment. In addition the embedded conversion option that is embedded in the Company’s Convertible Bonds Payable does not meet certain anti-dilution protections that are based on input to the fair value of a fixed-for-fixed option. Therefore, in accordance with ASC 815, Derivatives and Hedging, the Company accounted for the Bondholder’s Call Option, Post-QIPO IRR Payment and the anti-dilution protections (together, “Freestanding Derivatives”) as a freestanding instrument included in derivative liabilities in the consolidated balance sheets, to be measured at fair value at each reporting period, with changes reflected in earnings, until the Bonds are settled.

The Bonds are recorded at a discount equal to the combined value of the bifurcated Embedded Derivatives and Freestanding Derivatives at the transaction date and are accreted to the redemption value of the Bonds over the life of the Bonds. The Embedded Derivatives and Freestanding Derivatives are recorded at fair value at each reporting date with changes in fair value reflected in earnings. The fair value of the Embedded Derivatives for the quarter ended September 30, 2011 has not changed since September 21, 2011.

The following table shows the allocation of the fair value of the debt feature, embedded derivatives and the Bonds as a whole:

Convertible Notes Payable
Value allocated to debt	$4,436,318
Compound Embedded Derivative	5,563,682
Face value of Convertible Notes payable	10,000,000
Unamortized discount	5,563,682
Unamortized value as of September 30, 2011	$4,436,318

The debt discount of $5,563,682 will be amortized over two years using the effective interest rate method.

15.	Derivative Liabilities

The Company’s derivative financial instruments (liabilities) consisted of an embedded derivative that originated in connection with its Convertible Bonds Payable (as described in Note 14), and contingent consideration in connection with a business combination (as described in Note 17). The derivative liabilities are carried at fair value.

The following table summarizes the fair value of derivative liabilities as of September 30, 2011:

September 30, 2011
Financial Instrument
Derivative liabilities	$5,563,682
Contingent consideration	5,765,708
Total	$11,329,390

Changes in the fair value of derivative liabilities are recorded in gain (loss) on change in fair value of derivative in the income statement. The following tables summarize the changes in Level 3 items measured at fair value on a recurring basis on the unaudited condensed consolidated balance sheet for the period ended September 30, 2011.

	Derivative	Contingent
	Liability	Consideration
Beginning at July 1, 2011	$-	$-
Transfers in	-	-
Issuance	5,563,682	5,100,000
Realized/unrealized (gains)/losses	-	665,708
Transfer out	-	-
Balance at September 30, 2011	$5,563,682	$5,765,708

Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock, which has a high estimated volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

The following table sets forth the range of inputs for each significant assumption and the equivalent, or averages, of each significant assumption as of September 30, 2011:

Equivalent
September 30, 2011 Assumptions:
Volatility	47.5%
Market adjusted interest rates	12.9%
Credit risk adjusted rates	12.4%
Implied expected life (years)	2.6
Risk free rate	1.2%

The Company has adopted the Binomial model as the principle methodology to calculate the fair values of the derivative liabilities. The Binomial model requires the use of inputs that range across all levels in the fair value hierarchy. As a result, the technique is a Level 3 valuation technique in its entirety. The calculations of fair value utilized the Company’s estimated fair value on the calculation dates. The contractual conversion prices were adjusted to give effect to the value associated with the QIPO scenario. Expected volatility for each interval in the Binomial model analysis process was established based upon the Company’s historical volatility for historical periods consistent with the term of each interval in the calculation. Market adjusted interest rates give effect to expected trends or changes in market interest rates by reference to historical trends in LIBOR. Credit risk adjusted rates, or yields, were developed using bond curves, risk free rates, market and industry adjustment factors for companies with similar credit standings as the Company’s.

The Company’s acquisition-related contingent consideration liability was incurred with the acquisitions of Pacific Asia and Quantum, see Note 17. The fair value of the acquisition-related contingent consideration liability was based on a probability-weighted approach derived from management’s own estimates of net revenue targets with changes recognized in the Condensed Consolidated Statement of Operations.

16.	Debt Issue Costs

The Company incurred total placement fees of $300,000 in connection with its private placement of the Bonds (see Note 14) that occurred on September 21, 2011. The placement fees are being amortized on a straight-line basis, which approximate to the effective interest method, over the two-year expected life of the Bonds, starting on the date of closing, September 21, 2011. The debt issuance cost were paid subsequent to September, 30, 2011.

	For the nine months ended
	September 30, 2011
	2011	2010
Beginning balance	$300,000	$-
Accumulated amortization	12,500	-
Ending balance	$287,500	$-

17.	Acquisitions

Tai’an and Zibo acquisitions

On May 30, 2011 and May 31, 2011, the Company acquired the 100% equity interest of Tai’an Global and Zibo Global through its subsidiary, Shandong Global, for cash consideration of $1.1 million and $1.2 million, respectively.

Bozhou Xinghe acquisition

On July 4, 2011, the Company acquired the 100% equity interest of Bozhou Xinghe through its subsidiary, Shandong Global, for cash consideration of $4.7 million. Under the terms of the Merger and Acquisition Agreement and the Supplemental Agreement entered into between the parties, the Company acquired the fixed assets, land use right, Good Manufacturing Practice (“GMP”) certificates, and assumed the bank loans and the registered capital of Bozhou Xinghe. The former stockholders were entitled to Bozhou Xinghe’s bank deposits, accounts receivable, prepayments, other current assets, accounts payable, taxes payable and other current liabilities, and intangible assets including customer relationships and sales network.

Pacific Asia acquisition

On August 1, 2011 (the “Pacific Asia Acquisition Date”), the Company acquired the 100% equity interest of Pacific Asia Pharm Investment Group Co., Limited (“Pacific Asia”) for $42,000,000, paid in full by the Company’s newly issued common stock. The fair value at the Pacific Asia Acquisition Date based on the Company’s estimate of fair value by utilizing a third-party valuation report was $4.52 per share and the Company issued 9,292,035 shares of its common stock (the “Pacific Asia Consideration Shares”) to the former shareholders of Pacific Asia (the “Pacific Asia Sellers”) as payment in full of the consideration.

On the Pacific Asia Acquisition Date, the Company and the Pacific Asia Sellers also entered into a Share Pledge Agreement pursuant to which the Pacific Asia Sellers pledge 10% of the Pacific Asia Consideration Shares (“Pacific Asia Pledged Shares”) to the Company to secure the Pacific Asia Sellers’ covenants and undertakings in relation to Pacific Asia’s financial performance for the fiscal year ending December 31, 2011 as set forth in the Share Purchase Agreement entered into between the Company and Pacific Asia (the “Pacific Asia Acquisition Agreement”). The Company will release the Pacific Asia Pledged Shares to the Pacific Asia Sellers subjects to the following terms:

i.
all of the Pacific Asia Pledged Shares will be released by the Company, if the consolidated net revenue of Pacific Asia for the year ending December 31, 2011, according to Pacific Asia’s financial statements for the fiscal year 2011 is no less than $46.2 million;

ii.
50% of the Pacific Asia Pledged Shares will be released by the Company, if the consolidated net revenue of Pacific Asia for the year ending December 31, 2011, according to Pacific Asia’s financial statements for the fiscal year 2011 is below $46.2 million but no less than $43.1 million; or

iii.
none of the Pacific Asia Pledged Shares will be released by the Company, if the consolidated net revenue of Pacific Asia for the year ending December 31, 2011, according to Pacific Asia’s financial statements for the fiscal year 2011 is below $43.1 million.

Under the terms of the Share Pledge Agreement, 929,204 shares of consideration transferred to the sellers is contingent upon Pacific Asia meeting certain revenue targets as described above. As a result the settlement amount of the contingent consideration is not considered to be indexed to the Company’s common stock because the settlement provisions are affected by the amount of revenue of Pacific Asia. The Company recorded an initial liability of $4,200,000 or $4.52 per share related to the 929,204 contingent shares which was the fair value on the date of acquisition. In accordance with ASC 805-10-30, Contingent Consideration, the Company remeasures the contingent consideration at each reporting date until the contingency is resolved with changes in the fair value reflected in earnings in the condensed consolidated statement of operations. As of September 30, 2011 the Company has recognized $548,230 in expense related to the increase in the fair value of the Company’s common stock from $4.52 to $5.11 as of September 30, 2011.

Pacific Asia, incorporated in the British Virgin Islands on April 8, 2010, held the 100% equity interest of Hong Kong Rich Fortune Chain Drugstores Assets Management Co., Ltd. (“Rich Fortune”).  Rich Fortune, a Hong Kong holding company incorporated on January 12, 2009 under the laws of Hong Kong, held the 100％equity interest of Guangzhou Hairui Xiexin Investment Consulting Co., Ltd. (“Hairui Xiexin”) Hairui Xiexin was incorporated on June 3, 2011 under the laws of the People’s Republic of China (the “PRC”).

GDGY, a pharmaceutical-related products distributor, was incorporated on June 6, 2001 under the laws of the PRC.  As of September 30, 2011, GDGY manages a chain of over one thousand drugstores in Guangdong Province, which are classified into direct stores and franchise stores. Unlike direct stores, franchise stores are independently owned, but GDGY is contractually responsible for providing management and training services as well as the supply of products to such stores. GDGY enters into a franchise management contract with the manager of each such store, pursuant to which the managers assume full responsibility for the operating and legal risks of the store. The franchise stores are required to purchase their pharmaceutical-related product inventory from GDGY directly at market price; otherwise, they must pay a pre-determined fee to GDGY.

On July 11, 2011, Hairui Xiexin entered into a series of contractual arrangements with GDGY and the shareholders of GDGY, pursuant to which Hairui Xiexin will act as the management company and operation trustee for GDGY, while GDGY conducts the principal operations of the business. The contractual agreements effectively transferred all the economic benefits of GDGY’s business to Hairui Xiexin, and Hairui Xiexin assumed effective control and management of GDGY. The contractual agreements include the following:

(i)	Entrusted Management Agreement

The Entrusted Management Agreement, entered into by and between Hairui Xiexin, GDGY, and the shareholders of GDGY, provides that Hairui Xiexin shall provide exclusive technical, business and management consulting services to GDGY. GDGY shall timely pay the service fees to Hairui Xiexin in the manner and at the time designated by Hairui Xiexin.

(ii)	Proxy Agreement

The Proxy Agreement, entered into by and between Hairui Xiexin, GDGY and the shareholders of GDGY, provides that the GDGY shareholders shall irrevocably appoint a designee of Hairui Xiexin with such shareholders’ voting rights and the right to represent such shareholders to exercise such shareholders’ rights at any shareholders’ meeting of GDGY or with respect to any shareholder action to be taken in accordance with the applicable laws and GDGY’s articles of association.  The terms of the Proxy Agreement are binding on the parties for as long as GDGY’s shareholders continue to hold any equity interest in GDGY.  A GDGY shareholder will cease to be a party to the Proxy Agreement once such shareholder transfers its equity interests with the prior approval of Hairui Xiexin.

(iii)	Exclusive Option Agreement

The Exclusive Option Agreement, entered into by and between Hairui Xiexin, GDGY and the shareholders of GDGY, grants Hairui Xiexin an irrevocable exclusive purchase option to purchase all or part of the shares of GDGY currently owned by the shareholders of GDGY at the lowest price which is permitted under the laws of the PRC. Without Hairui Xiexin’s prior consent, GDGY shall not distribute any dividend to its shareholders. With Hairui Xiexin’s consent, GDGY would be permitted to distribute a dividend to its shareholders and Hairui Xiexin shall be entitled to receive all the dividends or proceeds distributed.

(iv)	Share Pledge Agreement

The Share Pledge Agreement entered into by and between Hairui Xiexin, GDGY and the shareholders of GDGY provides that the shareholders of GDGY shall pledge all of their equity interests in GDGY to Hairui Xiexin as security against their obligations under the other management agreements described in this Note 17 under “Acquisitions.” Under the terms of the Share Pledge Agreement, the shareholders of GDGY shall not transfer any of the pledged shares without the permission of Hairui Xiexin and Hairui Xiexin shall be entitled to receive all proceeds (if any) resulting from the pledged shares, including but not limited to any bonus, dividend and any other returns on the pledged equity.

(v)	Management Fee Payment Agreement

The Management Fee Payment Agreement, entered into by and between Hairui Xiexin, GDGY and the shareholders of GDGY provides that the shareholders of GDGY shall pay the management fees to Hairui Xiexin in accordance with the Proxy Agreement and the Exclusive Option Agreement.  The amount of the management fee shall be equal to the amount Hairui Xiexin is to pay to GDGY or the shareholders of GDGY in the event that Hairui Xiexin exercises the exclusive option pursuant to the Exclusive Option Agreement.

As a result of the Pacific Asia Acquisition Agreement and the above contractual agreements, Pacific Asia, Rich Fortune and GDGY became directly and indirectly controlled companies by the Company, and GDGY continued to function as the Company’s operating entity.

Quantum acquisition

On August 3, 2011 (the “Quantum Acquisition Date”), the Company acquired the 100% equity interest of Quantum Magic Integrator Capital Co., Limited (“Quantum”) for $9,000,000, paid in full by the Company’s newly issued common stock. The fair value at the Quantum Acquisition Date based on the Company’s estimate of fair value by utilizing a third-party valuation report was $4.52 per share and the Company issued 1,991,150 shares of its common stock (the “Quantum Consideration Shares”) to the former shareholders of Quantum (the “Quantum Sellers”) as payment in full of the consideration.

Quantum, incorporated in the British Virgin Islands on April 19, 2010, held the 100% equity interest of Hong Kong Celestial Asia Pharmaceutical Investment Group Limited (“Celestial Asia Pharm”). Celestial Asia Pharm, a Hong Kong holding company, was incorporated on August 24, 2009 under the laws of Hong Kong, and held the 100％ equity interest of Shandong Huawei. Shandong Huawei was incorporated on March 18, 1998 under the laws of the PRC and engages in the pharmaceutical-related products distribution business in China. Upon the completion of the acquisition, Shandong Huawei became an indirectly wholly owned subsidiary of the Company.

On the Quantum Acquisition Date, the Company and the Quantum Sellers also entered into a Share Pledge Agreement pursuant to which the Quantum Sellers pledge 10% of the Quantum Consideration Shares (“Quantum Pledged Shares”) to the Company to secure the Quantum Sellers’ covenants and undertakings in relation to Quantum’s financial performance for the fiscal year ending December 31, 2011 as set forth in the Share Purchase Agreement entered into between the Company and Quantum. The Company will release the Quantum Pledged Shares to the Quantum Sellers subject to the following terms:

i.
all of the Quantum Pledged Shares will be released by the Company, if the consolidated net revenue of Quantum for the year ending December 31, 2011, according to Quantum’s financial statements for the fiscal year 2011 is no less than $42.3 million;

ii.
50% of the Quantum Pledged Shares will be released by the Company, if the consolidated net revenue of Quantum for the year ending December 31, 2011, according to Quantum’s financial statements for the fiscal year 2011 is below $42.3 million but no less than $38.5 million; or

iii.
none of the Quantum Pledged Shares will be released by the Company, if the consolidated net revenue of Quantum for the year ending December 31, 2011, according to Quantum’s financial statements for the fiscal year 2011 is below $38.5 million.

Under the terms of the Share Pledge Agreement, 199,115 shares of consideration transferred to the sellers is contingent upon Quantum meeting certain revenue targets as described above. As a result the settlement amount of the contingent consideration is not considered to be indexed to the Company’s common stock because the settlement provisions are affected by the amount of revenue of Quantum. The Company recorded an initial liability of $900,000 or $4.52 per share related to the 199,115 contingent shares which was the fair value on the date of acquisition. In accordance with ASC 805-10-30, Contingent Consideration, the Company remeasures the contingent consideration at each reporting date until the contingency is resolved with changes in the fair value reflected in earnings in the condensed consolidated statement of operations. As of September 30, 2011 the Company has recognized $117,478 in expense related to the increase in the fair value of the Company’s common stock from $4.52 to $5.11 as of September 30, 2011.

The unaudited condensed consolidated financial statements reflect the accounting for the transactions under the acquisition method; as such the purchase prices are allocated to the assets acquired and liabilities assumed based on the Company’s estimate of fair value by utilizing a third-party valuation report, with any excess of the purchase prices acquired over the fair value of the identifiable net assets recorded as goodwill. Upon the acquisitions, the Company acquired gross accounts receivable amounting to $6,394,518, which also represented the fair value of the accounts receivable.

The following is the purchase price allocation, at estimated fair value, for Tai’an Global, Zibo Global, Bozhou Xinghe, Quantum, and Pacific Asia, subject to adjustment based on final appraisal reports when reviewed:

	Tai'an Global	Zibo Global	Bozhou Xinghe	Pacific Asia	Quantum	Total
	US $	US $	US $	US $	US $	US $
Consideration
Cash	1,083,005	1,237,720	4,640,371	-	-	6,961,096
Common stock	-	-	-	37,800,000	8,100,000	45,900,000
Contingent consideration	-	-	-	4,200,000	900,000	5,100,000
Fair value of total consideration transferred	1,083,005	1,237,720	4,640,371	42,000,000	9,000,000	57,961,096
Identifiable intangible assets
Trademark and trade names (1)	-	-	-	8,747,228	1,320,723	10,067,951
Customer relationships (2)	139,553	168,533	-	-	2,033,892	2,341,978
Non-compete agreements (3)	-	-	-	723,990	434,461	1,158,451
Drugstore chain franchise (4)	-	-	-	19,352,055	-	19,352,055
Other (5)	-	-	1,359,593	-	-	1,359,593
Total identifiable intangible assets acquired	139,553	168,533	1,359,593	28,823,273	3,789,076	34,280,028
Cash and cash equivalent	12,477	100,879	-	3,514,159	2,778,276	6,405,791
Accounts receivable	102,374	387,832	-	1,069,465	4,834,847	6,394,518
Other receivable and current assets	464,145	640,276	-	77,996	2,073,751	3,256,168
Inventories	250,392	783,305	-	843,993	3,871,816	5,749,506
Property, plant and equipment	143,248	51,402	7,688,665	21,390	198,370	8,103,075
Software	3,945	4,466	-	-	-	8,411
Total liabilities (6)	(235,465)	(1,147,801)	(7,115,236)	(9,775,139)	(15,006,611)	(33,280,252)
Total identifiable net assets acquired	880,669	988,892	1,933,022	24,575,137	2,539,525	30,917,245
Goodwill	202,336	248,828	2,707,349	17,424,863	6,460,475	27,043,851

(1)	The useful lives of the trademarks are 9.8 years and are being amortized on a straight-line basis;
(2)	The useful lives of the customer relationships range from 5 to 10 years and are being amortized on an accelerated basis;
(3)	The useful lives of the non-compete agreements are 3 years and are being amortized on a straight-line basis;
(4)	The useful life of the drugstore chain franchise is 20 years and is being amortized on a straight-line basis;
(5)	The useful life of software and other identified intangible assets range from 2 to 4 years and are being amortized on a straight-line basis.
(6)	Total liabilities include $8,230,109 in temporary deferred tax liabilities as a result of the acquisitions.

The transaction resulted in a purchase price allocation of $27,043,851 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of each of Tai’an Global, Zibo Global, Bozhou Xinghe, Pacific Asia, and Quantum and the synergies created with the integration of key components of a commercial infrastructure. The total amount of the goodwill acquired is not deductible for tax purposes. Goodwill of $24,336,502 and $2,707,349 are allocated to the pharmaceutical products distribution segment and TCM processing and distribution segment, respectively.

The following table sets forth revenue and earnings for Bozhou Xinghe, Pacific Asia, Quantum, Tai’an Global,and Zibo Global, included in the Company’s unaudited condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2011, and the pro forma revenue and earnings of the combined entities had the acquisitions occurred on either January 1, 2011 or January 1, 2010:

Revenue US $	Global Pharm	Zibo Global	Tai'an Global	Bozhou Xinghe	Pacific Asia	Quantum	Total
Actual from 7/1/2011 to 9/30/2011	42,140,341	5,032,609	1,102,579	2,567,019	6,841,517	11,315,028	68,999,093
Supplemental pro forma from 1/1/2011 to 9/30/2011	127,822,948	10,845,925	2,494,550	9,663,770	37,035,027	40,715,800	228,578,020
Supplemental pro forma from 1/1/2010 to 9/30/2010	90,176,505	3,771,241	1,178,572	-	33,598,830	34,040,134	162,765,282

Earning US $	Global Pharm	Zibo Global	Tai'an Global	Bozhou Xinghe	Pacific Asia	Quantum	Total
Actual from 7/1/2011 to 9/30/2011	2,775,863	34,034	8,508	230,571	692,843	(5,938)	3,735,881
Supplemental pro forma from 1/1/2011 to 9/30/2011	12,146,689	(59,954)	1,553	1,614,922	4,021,890	32,404	17,757,504
Supplemental pro forma from 1/1/2010 to 9/30/2010	5,708,092	10,667	(853)	-	3,641,333	(419,683)	8,939,556

18.	Segment Reporting

The Company uses the management approach model for segment reporting.  The management approach model is based on how management organizes segments within a company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure or any other manner in which management disaggregates a company.  Based on this model, the Company has three reportable segments.  The Company’s principal businesses are pharmaceutical products distribution, TCM processing and distribution, and herbal cultivation and sales. All sales were sold to customers in the PRC.

Based on the various operation activities, the Company’s reportable segments are as follows:

	Pharmaceutical products distribution – the sale of pharmaceutical and healthcare products to hospitals and pharmacy shops.
	TCM processing and distribution – rough processing and sale of TCM products.
	Herbal cultivation and sales – the planting, processing and selling of herbs in China.

In April 2011, the Company’s management decided to reclassify operations of Original Equipment Manufacturer, or OEM, products from the TCM processing and distribution segment to the pharmaceutical products distribution segment in order to better manage the OEM products sales. The three and nine months ended September 30, 2010 segment reporting for the TCM processing and distribution segment and pharmaceutical products distribution segment have been reclassified accordingly.

In September 2011, the Company’s management decided to restructure the flower tea bag segment and relocate the flower tea bag operations to Bozhou Xinghe. The Company’s management also decided to combine the flower tea bag segment with the TCM processing and distribution segment since the new facility of Bozhou Xinghe is suitable for processing flower tea bags and both segments are similar in operations and management. The three and nine months ended September 30, 2010 segment reporting for the TCM processing and distribution segment has been reclassified accordingly.

For the three months ended September 30, 2011 (unaudited)
All amounts in US $
	Pharmaceutical products distribution	TCM processing and distribution	Herbal cultivation and sales	Corporate	Total
Revenue, net	62,651,819	5,564,765	782,509	-	68,999,093
Net income less minority interests	4,571,886	438,148	424,751	(1,698,904)	3,735,881
Total assets	124,126,213	22,500,151	6,145,643	8,462,509	161,234,516

For the three months ended September 30, 2010  (unaudited)
All amounts in US $

	Pharmaceutical products distribution	TCM processing and distribution	Herbal cultivation and sales	Corporate	Total
Revenue, net	24,810,775	4,465,935	1,341,110	-	30,617,820
Net income less minority interests	3,034,340	482,486	419,097	(4,008,299)	(72,376)
Total assets	31,189,024	6,104,341	11,654,901	2,639	48,950,905

For the nine months ended September 30, 2011 (unaudited)
All amounts in US $

	Pharmaceutical products distribution	TCM processing and distribution	Herbal cultivation and sales	Corporate	Total
Revenue, net	134,481,832	16,238,510	5,447,635	-	156,167,977
Net income less minority interests	11,853,480	1,837,053	1,705,852	(2,497,777)	12,898,608
Total assets	124,126,213	22,500,151	6,145,643	8,462,509	161,234,516

For the nine months ended September 30, 2010 (unaudited)
All amounts in US $

	Pharmaceutical products distribution	TCM processing and distribution	Herbal cultivation and sales	Corporate	Total
Revenue, net	68,183,762	20,646,774	1,345,969	-	90,176,505
Net income less minority interests	8,131,687	2,726,304	420,615	(5,570,514)	5,708,092
Total assets	31,189,024	6,104,341	11,654,901	2,639	48,950,905

19.	Subsequent Event

On October 20, 2011, the Company issued an additional Bond in the aggregate principal amount of $5,000,000 to Blazer Delight Limited, under the terms of the Subscription Agreement and the relevant Bond Instrument as provided in Note 14.

Qingdao Likang Acquisition

On September 26, 2011, Shandong Global entered into a merger and acquisition agreement, with Qingdao Likang Pharmaceutical Co., Ltd (“Qingdao Likang”) and the stockholders of Qingdao Likang to purchase the 100% equity interest of Qingdao Likang for cash consideration of $1.6 million. Qingdao Likang was incorporated in July 1998 under the laws of the PRC and is a city-level pharmaceutical related products distributor. On October 31, 2011, Shandong Global entered into a supplement merger and acquisition agreement with Qingdao Likang and paid $0.9 million to the stockholders of Qingdao Likang and completed the acquisition, with the remaining $0.7 million to be paid before July 31, 2012. After the completion of the acquisition, Qingdao Likang became a wholly owned subsidiary of the Company.

The unaudited condensed consolidated financial statements reflect the accounting for the transactions under the acquisition method; as such the purchase prices are allocated to the assets acquired and liabilities assumed based on the Company’s estimate of fair value by utilizing a third-party valuation report, with any excess of the purchase prices acquired over the fair value of the identifiable net assets recorded as goodwill. Upon completion of the acquisition, the Company acquired gross accounts receivable amounting to $672,314, which also represented the fair value of the accounts receivable.

The following is the purchase price allocation for Qingdao Likang:

Qingdao Likang
Consideration
Cash	$1,644,091
Fair value of total consideration transferred	1,644,091
Identifiable intangible assets acquired
Customer relationships	199,789
Total identifiable intangible assets acquired	199,789
Cash and cash equivalent	720,099
Accounts receivable	672,314
Other receivable and current assets	259,193
Inventories	426,765
Property, plant and equipment	66,725
Total liabilities (1)	(1,330,122)
Total identifiable net assets acquired	1,014,763
Goodwill	$629,328

(1) Total liabilities include $49,947 in temporary deferred tax liabilities as a result of the acquisitions.

The transaction resulted in a purchase price allocation of $629,328 to goodwill, representing the financial, strategic and operational value of the transaction to the Company. Goodwill is attributed to the premium that the Company paid to obtain the value of the business of Qingdao Likang and the synergies created with the integration of key components of a commercial infrastructure. The total amount of the goodwill acquired is not deductible for tax purposes. Goodwill of $629,328 is allocated to the pharmaceutical products distribution segment.

The following table sets forth revenue and earnings for Qingdao Likang included in the Company’s unaudited condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2011, and the revenue and earnings of the combined entities had the acquisitions occurred on either January 1, 2011 or January 1, 2010:

Revenue US $	Global Pharm	Qingdao Likang	Total
Actual from 7/1/2011 to 9/30/2011	42,226,090	-	42,226,090
Supplemental pro forma from 1/1/2011 to 9/30/2011	156,167,977	4,312,298	160,480,275
Supplemental pro forma from 1/1/2010 to 9/30/2010	90,176,505	6,372,885	96,549,390

Earnings US $	Global Pharm	Qingdao Likang	Total
Actual from 7/1/2011 to 9/30/2011	3,214,119	-	3,214,119
Supplemental pro forma from 1/1/2011 to 9/30/2011	12,898,608	(23,495)	12,875,113
Supplemental pro forma from 1/1/2010 to 9/30/2010	5,708,092	2,547	5,710,639

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Information

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes to those unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. We have tried, wherever possible, to identify these forward-looking statements by using words such as “forecast,” “project,” “anticipate,” “plan,” “strategy,” “intend,” “potential,” “outlook,” “target,” “seek,” “continue,” “believe,” “could,” “estimate,” “expect,” “may,” “probable,” “should,” “will” or other words of similar meaning. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 13, 2011 and elsewhere in this Report.

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

On August 12, 2010, we entered into a Share Exchange Agreement (referred to as the Share Exchange Agreement) with Global Pharm BVI Enterprise Group Limited (referred to as Global Pharm BVI), a British Virgin Islands company formed on June 14, 2010.  Pursuant to the Share Exchange Agreement, we issued 1,800,000 of our restricted shares to acquire all of the issued and outstanding shares of Global Pharm BVI.  Immediately subsequent to the merger, the former stockholders and key management of Global Pharm BVI were given certain call rights to acquire an aggregate of 80.36% of our outstanding common stock at four different occurrence dates, contingent on the attainment of various milestones. In addition, all of the officers and directors of Global Pharm BVI were appointed as our officers and directors immediately following the merger.  Subsequent to the merger, all of the milestones were attained and, upon the exercise of the call rights, the former stockholders and key management of Global Pharm BVI owned an aggregate of 80.36% of our outstanding common stock.

The merger of a private operating company into a non-operating public shell company with nominal net assets is considered to be a capital transaction in substance, rather than a business combination, for accounting purposes. Accordingly, we treated this transaction as a Reverse Merger, and the Share Exchange Agreement has been accounted for as a recapitalization and, for accounting purposes, Global Pharma BVI is considered the acquirer in the Reverse Merger.  The historical consolidated financial statements are those of Global Pharma BVI.

We are engaged in the wholesale and distribution of pharmaceutical-related products, Traditional Chinese Medicine, or TCM, processing and herbal cultivation and sales in China through our indirectly owned Chinese subsidiaries, including Tonghua Tongdetang Pharmaceutical and Medicinal Material Co., Ltd. (referred to as Tongdetang), Anhui Xuelingxian Pharmaceutical Co., Ltd. (referred to as Xuelingxian), Shandong Global Pharm Co., Ltd. (referred to as Shandong Global), Zibo Global Pharm Co., Ltd. (referred to as Zibo Global), Tai’an Global Pharm Co., Ltd. (referred to as Tai’an Global), Bozhou Xinghe Pharmaceutical Co., Ltd (referred to as Bozhou Xinghe), Shandong Huawei Pharmaceutical Col, Ltd. (referred to as Shandong Huawei), Guangdong Sinopharm Pharmaceutical Franchises Co., Ltd. (referred to as GDGY), Anhui Sino-Green TCM Tech Development Co., Ltd. (referred to as Anhui Sino-Green TCM Tech) and Shandong Sino-Green TCM Tech Development Co., Ltd. (referred to as Shandong Sino-Green TCM Tech), Qingdao Likang Pharmaceutical Co., Ltd. (referred to as Qingdao Likang, together with Tongdetang, Xuelingxian, Shandong Global, Zibo Global, Tai’an Global, Bozhou Xinghe, Shandong Huawei, GDGY, Anhui Sino-Green TCM Tech and Shandong Sino-Green TCM Tech, referred to as the PRC Subsidiaries).

We measure our operating performance primarily through revenues and operating income from our three business segments as follows:

Pharmaceutical Product Distribution Segment

Our products include prescription drugs, over-the-counter, or OTC, drugs and nutritional supplements.  For the nine months ended September 30, 2011, we sold over 11,800 types of products and had more than 4,250 clients that spanned hospitals, clinics, pharmacies, drugstores, and other healthcare institutions.

For the nine months ended September 30, 2011 and 2010, the sales from our pharmaceutical distribution segment accounted for 86.1% and 75.6% of our total sales, respectively. Our operating subsidiaries, Shandong Global, Tongdetang, Tai’an Global, Zibo Global, Shandong Huawei and GDGY are focused primarily on the pharmaceutical distribution business. They purchase pharmaceutical and healthcare products from manufacturers and wholesalers and sell the products to hospitals, other distributors, health clinics, chain and individual drug stores, among others.

In January 2011, we renewed the exclusive distribution agreements with each of Xiuzheng Pharmaceutical Group Marketing Co., Ltd., or Xiuzheng, Hainan Lingkang Pharmaceutical Co., Ltd., or Lingkang, Branch of Beijing for a one-year term.

TCM Processing and Distribution Segment

We process approximately 600 varieties of Chinese natural herbs that are either purchased from the raw materials market in Bozhou from local farmers, or cultivated by us on our plantations, for sale to pharmaceutical distributors, hospitals or various types of medical institutions. These treated herbs are Chinese herbal medicine in the form of “prepared slices” for immediate use as ingredients in the preparation of herbal medicinal concoctions. The kind of processing treatment applied to the herbs varies according to the type of herb. Our subsidiaries, Xuelingxian and Bozhou Xinghe, are focused on the TCM processing and distribution business.

On April 25, 2011, we suspended our flower tea bags production and sales operations. This was because the relevant land on which Xuelingxian is situated was to be expropriated by the local government which resulted in the lease for our factory buildings not being renewed, as well as our gradual de-emphasis on this business in our overall operations. After the acquisition of Bozhou Xinghe, we decided that in the event we resume our flower tea bag business, our operations in respect of this segment will be integrated into Bozhou Xinghe’s business. Our Company’s TCM processing and distribution segment will then include the production of flower tea bags.

For the nine months ended September 30, 2011 and 2010, the sales from our TCM processing and distribution segment accounted for 10.4% and 22.9% of our total sales, respectively.

Herbal Cultivation and Sales Segment

We also grow for sale several varieties of Chinese herbs such as Chrysanthemum, Salvia, Cortex, and similar items.  On January 1, 2011, we leased two parcels of land from Mengwang Village Committee and Limenlou Village Committee in Bozhou, Anhui Province, to replace the two parcels of land we had previously leased in 2010 to continue conducting our herbal cultivation business. The aggregate area for both parcels of land was approximately 1,800 acres, with each lease for a term of five years. On April 29, 2011, we leased one parcel of land with an approximate site area of 353 acres, from Mashan Town, Shandong Province for a 30-year term for herbal planting purposes. On June 10, 2011, we leased another 330 acres of land in Qiaocheng District, Shibali Town, Anhui Province for a 10-year term for the expansion of our herbal cultivation business in that area. The aggregate area of the combined parcels of land is 2,480 acres. Most of our herbal products are harvested in September, October, and November. None of the parcels generated revenue for the nine months ended September 30, 2011. Our subsidiaries, Xuelingxian, Anhui Sino-Green TCM Tech and Shandong Sino-Green TCM Tech, are focused on the herbal cultivation and sales business. For the nine months ended September 30, 2011 and 2010, sales from our herbal cultivation and sales segment accounted for 3.5% and 1.5% of our total sales, respectively.

According to the statistics report of World Network of Traditional Chinese Medicine released on September 16, 2011 (http://www.zyctd.com/info-item-345116-1-1.html), the retail price of 296 of the 537 most commonly used herbal products increased during the 12-month period from September 2010 to September 2011. The price of 25 herbal products increased from 1% to 5%. The prices of 93 herbal products increased from 5% to 20% and the prices of 104 herbal products increased from 21% to 50%. The prices of 51 herbal products increased from 50% to 100% and prices of 23 herbal products increased over 101%. In the same period, the prices of another 207 most commonly used herbal products decreased, in amounts ranging from 1% to 99% and the prices of the remaining 34 most commonly used herbal products remained the same.

Recent Developments

Joint Ventures

On April 6, 2011, we obtained the business license of Anhui Sino-Green TCM Tech, a joint venture established by our subsidiary, Wisdom Fortune, together with Qianyi Pharmaceutical in Bozhou, Anhui Province. Anhui Sino-Green TCM Tech is primarily focused on the herbal cultivation business. The registered capital of Anhui Sino-Green TCM Tech is $10 million. Wisdom Fortune invested $9.7 million and Qianyi Pharmaceutical invested $0.3 million, which reflect a 97 percent and 3 percent ownership interest of Anhui Sino-Green TCM Tech, respectively. As of September 30, 2011, we paid $1.5 million of the registered capital and the remaining $8.2 million is due by April 6, 2013. We will fund the remaining registered capital from our working capital.

On April 21, 2011, we obtained the business license of Shandong Sino-Green TCM Tech, a joint venture established by Shandong Global together with Jinan Linong in Jinan, Shandong Province. Shandong Sino-Green TCM Tech is primarily focused on the herbal cultivation business. The registered capital of Shandong Sino-Green TCM Tech is $1.6 million. Shandong Global invested $1.5 million and Jinan Linong invested $0.1 million, which reflect a 97 percent and 3 percent ownership interest in Shandong Sino-Green TCM Tech, respectively. On April 20, 2011, Shandong Global paid $1.5 million of the registered capital.

Establishing joint ventures with local companies in Bozhou and Jinan represents a new stage for our development of TCM cultivation base projects. The savings related to obtaining quality TCM herbal raw materials directly from the place of origin will significantly enhance our products portfolio, and create an important synergy between our herbal cultivation business and pharmaceutical distribution business.

Acquisitions

As part of our overall growth strategy, we have recently made several significant acquisitions, each of which has enhanced our operations. The addition of GDGY provided us with an opportunity to extend our distribution coverage in Guangdong Province. Our existing network in Shandong Province, one of our primary markets, is further expanded through our newly acquired subsidiaries, Zibo Global, Tai’an Global and Shandong Huawei. These three companies distribute in aggregate approximately 17,000 pharmaceutical and TCM products to a combined customer base of more than 3,000 hospitals, clinics, drugstores, healthcare institutions and pharmaceutical distributors. We also gained a critical production capability through our acquisition of Bozhou Xinghe, which operates a herb processing plant with advanced equipment in close proximity to our plantation bases and the raw materials market in Bozhou from which we source the Chinese natural herbs we process. We believe this will substantially increase operational and cost efficiencies of our TCM processing and sales business.

Tai’an Global, Zibo Global and Bozhou Xinghe

On May 30, 2011, we acquired the 100% equity interest of Tai’an Global through our subsidiary, Shandong Global, for cash consideration of $1.1 million, which had been paid in full as of September 30, 2011. On May 31, 2011, we acquired the 100% equity interest of Zibo Global through our subsidiary, Shandong Global, for cash consideration of $1.2 million, which had been paid in full as of September 30, 2011. On July 4, 2011, we completed the acquisition of the 100% equity interest of Bozhou Xinghe for cash consideration of $4.6 million, which had been paid in full as of September 30, 2011.

Quantum

On August 3, 2011, we entered into a Share Purchase Agreement (referred to as the Quantum Acquisition Agreement) with the shareholders (referred to as the Quantum Sellers) of Quantum Magic Integrator Capital Co., Limited (referred to as Quantum), a company incorporated and existing under the laws of the British Virgin Islands, to purchase the aggregate of 50,000 ordinary shares in Quantum (referred to as Quantum Sale Shares), representing the entire issued share capital of Quantum. The consideration for the Quantum Sale Shares is $9,000,000, to be paid in full by us by issuing the Consideration Shares (as defined under the Quantum Acquisition Agreement) to the Quantum Sellers within 90 days after the Closing Date (as defined under the Quantum Acquisition Agreement).  The number of the Consideration Shares to be issued to the Quantum Sellers shall be equal to $9,000,000 divided by the fair market value of our issued and outstanding common stock as at the Closing Date based on the our estimate of such fair value by utilizing a third-party valuation report. The fair value at the Closing Date was $4.52 per share and on September 9, we issued 1,991,150 shares of our common stock to the Quantum Sellers as payment in full of the consideration. Quantum, a company incorporated in the British Virgin Islands on April 19, 2010, held the 100% equity interest of Hong Kong Celestial Asia Pharmaceutical Investment Group Limited, or Celestial Asia Pharm. Celestial Asia Pharm, a Hong Kong holding company, was incorporated on August 24, 2009 under the laws of Hong Kong, and held the 100% equity interest of Shandong Huawei. Shandong Huawei was incorporated on March 18, 1998 under the laws of the PRC and engages in the pharmaceutical and healthcare products distribution business in China. Upon execution of the Quantum Acquisition Agreement, Shandong Huawei became our wholly owned subsidiary.

Pacific Asia

On August 1, 2011, we entered into a Share Purchase Agreement (referred to as the Pacific Asia Acquisition Agreement) with the shareholders (referred to as the Pacific Asia Sellers) of Pacific Asia Pharm Investment Group Co., Limited (referred to as Pacific Asia), a company incorporated and existing under the laws of the British Virgin Islands, to purchase the aggregate of 50,000 ordinary shares in Pacific Asia (referred to as Pacific Asia Sale Shares) , representing the entire issued share capital of Pacific Asia. The consideration for the Pacific Asia Sale Shares is $42,000,000, to be paid in full by us by issuing the Consideration Shares (as defined under the Pacific Asia Acquisition Agreement) to the Pacific Asia Sellers within 90 days after the Closing Date (as defined under the Pacific Asia Acquisition Agreement).  The number of the Consideration Shares to be issued to the Pacific Asia Sellers was equal to $42,000,000 divided by the fair market value of our issued and outstanding common stock as at the Closing Date based on our estimate of such fair value by utilizing a third-party valuation report. The fair value at the Closing Date was $4.52 per share and on September 9, 2011, we issued 9,292,035 shares of our common stock to the Pacific Asia Sellers as payment in full of the consideration. Pacific Asia, a company incorporated in the British Virgin Islands on April 8, 2010, held the 100% equity interest of Hong Kong Rich Fortune Chain Drugstores Assets Management Co., Ltd., or Rich Fortune. Rich Fortune, a Hong Kong holding company, was incorporated on January 12, 2009 under the laws of Hong Kong, held the 100% equity interest of Guangzhou Hairui Xiexin Investment Consulting Co., Ltd., or Hairui Xiexin. Hairui Xiexin was incorporated on June 3, 2011 under the laws of the PRC.

           Effective as of July 11, 2011, Hairui Xiexin entered into a series of contractual arrangements with Guangdong Pharmaceutical Franchises Co. Ltd., or GDGY, and the shareholders of GDGY, pursuant to which Hairui Xiexin will act as the management company and operation trustee for GDGY, while GDGY conducts the principal operations of the business. The contractual agreements effectively transferred the economic benefits of GDGY’s business to Hairui Xiexin, and Hairui Xiexin assumed effective control and management of GDGY.

GDGY, a pharmaceutical and healthcare products distributor, was incorporated on June 6, 2001 under the laws of the PRC. As a result of the contractual agreements between Hairui Xiexin and GDGY, GDGY became our indirect 100% controlled subsidiary.

Qingdao Likang

On September 26, 2011, Shandong Global entered into a merger and acquisition agreement, with Qingdao Liang Pharmaceutical Co., Ltd (referred to as Qingdao Likang) and the stockholders of Qingdao Likang to purchase the 100% equity interest of Qingdao Likang for cash consideration of $1.6 million. Qingdao Likang was incorporated in July 1998 under the laws of the PRC and is a city-level pharmaceutical related products distributor.  On October 31, 2011, Shandong Global entered into a supplement merger and acquisition agreement with Qingdao Likang and paid $0.9 million to the stockholders of Qingdao Likang and completed the acquisition, with the remaining $0.7 million to be paid before October 31, 2012. After the completion of the acquisition, Qingdao Likang became our wholly owned subsidiary.

Result of Operations

The following table presents certain information derived from our unaudited condensed consolidated financial statements for the three months ended September 30, 2011 and 2010, respectively.

For the three months ended September 30, (unaudited)
in US $ except percentage	2011		2010		Change
		% of revenue		% of revenue	Amount	%
Revenues, net	$68,999,093	100.0	$30,617,820	100.0	$38,381,273	125.4
Cost of goods sold	59,427,311	86.1	24,711,477	80.7	34,715,834	140.5
Gross profit	9,571,782	13.9	5,906,343	19.3	3,665,439	62.1
Operating expenses	1,100,309	1.6	360,572	1.2	739,737	205.2
General and administrative	2,370,710	3.4	4,436,082	14.5	(2,065,372)	(46.6)
Income from operations	6,100,763	8.8	1,109,689	3.6	4,991,074	449.8
Interest (expense) income	(99,087)	(0.1)	2,842	-	(101,929)	(3,586.5)
Miscellaneous (expense)	(13,511)	-	-	-	(13,511)
Change in fair value of contingent consideration	(665,708)	(1.0)	-	-	(665,708)
Income before income taxes	5,322,457	7.7	1,112,531	3.6	4,209,926	378.4
Provision for income taxes	1,589,240	2.3	1,184,907	3.9	404,333	34.1
Net income (loss)	3,733,217	5.4	(72,376)	(0.2)	3,805,593	(5,258.1)
Less: Net loss attributable to non-controlling interest	2,664	-	-	-	2,664
Net income (loss) attributable to Global Pharm Holdings Group, Inc.	$3,735,881	5.4	$(72,376)	(0.2)	$3,808,257	(5,261.8)

For the three months ended September 30 – Revenue (unaudited)
in US $ except percentage	2011		2010		Change
		% of revenue		% of revenue		%
Pharmaceutical products distribution	$62,651,819	90.8	$24,810,775	81.0	$37,841,044	152.5
TCM processing and distribution	5,564,765	8.1	4,465,935	14.6	1,098,830	24.6
Herbal cultivation and sales	782,509	1.1	1,341,110	4.4	(558,601)	(41.7)
Total	$68,999,093	100.0	$30,617,820	100.0	$38,381,273	125.4

For the three months ended September 30 - Cost of goods sold (unaudited)
in US $ except percentage	2011		2010		Change
		% of COGS		% of COGS		%
Pharmaceutical products distribution	$54,625,228	91.9	$20,098,741	81.3	$34,526,487	171.8
TCM processing and distribution	4,582,661	7.7	3,705,887	15.0	876,774	23.7
Herbal cultivation and sales	219,422	0.4	906,849	3.7	(687,427)	(75.8)
Total	$59,427,311	100.0	$24,711,477	100.0	$34,715,834	140.5

For the three months ended September 30 - Net Income (unaudited)
in US $ except percentage	2011		2010		Change
		% of income		% of income		%
Pharmaceutical products distribution	$4,571,886	122.4	$3,034,340	(4,192.5)	$1,537,546	50.7
TCM processing and distribution	438,148	11.7	482,486	(666.6)	(44,338)	(9.2)
Herbal cultivation and sales	424,751	11.4	419,097	(579.1)	5,654	1.3
Corporate	(1,698,904)	(45.5)	(4,008,299)	5,538.2	2,309,395	(57.6)
Total	$3,735,881	$100.0	$(72,376)	100	$3,808,257	(5,261.8)

The increase (decrease) in net revenue and net income was accounted for by an increase (decrease) in certain of our segments as indicated below:

 Revenue.   Our net revenue increased by $38.4 million, or 125.4%, for the three months ended September 30, 2011 compared to the comparable period ended September 30, 2010.  The increase in revenue was attributable to our reportable segments as follows:

Pharmaceutical products distribution –The contribution from our pharmaceutical products distribution segment was $62.7 million, or 90.8% of our total net revenues, for the three months ended September 30, 2011, compared to $24.8 million, or 81.0% of our total net revenues, for the comparable period in 2010. The net revenue increased $37.8 million, or approximately 152.5%, for the three months ended September 30, 2011, as compared to the comparable period in 2010.  The increase was primarily due to the additional revenue contributed by our newly-acquired subsidiaries in 2011, namely Tai’an Global, Zibo Global, Shandong Huawei and GDGY, amounting to $23.6 million, and the increased sales of $11.9 million and $2.3 million by Shandong Global and Tongdetang, respectively, due to a series of marketing activities to promote sales, a broader product portfolio offered to customers, and improved efficiency in fulfilling sales orders.

TCM processing and distribution – Revenue from this segment was $5.6 million for the three months ended September 30, 2011, compared to $4.5 million for the comparable period in 2010, an increase of $1.1 million, or approximately 24.6%.  The increase is mainly due to the $2.5 million in additional revenue from Bozhou Xinghe, offset by an approximately $1.0 million decrease in Xuelingxian’s revenue. Our flower tea bags operations have been suspended since April 25, 2011, as such, we had nil revenue from this business, as compared to sales of $0.8 million for the three months ended September 30, 2010.  Subsequent to September 30, 2011, any future results of operations in respect of our flower tea bag business in the event we decide to resume operations, will be consolidated into our TCM processing and distribution segment.

Herbal cultivation and sales – Revenue from our herbal cultivation and sales segment was $0.8 million for the three months ended September 30, 2011 and $1.3 million for the comparable period in 2010, a decrease of approximately $0.6 million, or 41.7%. The decrease was mainly due to reduced sales by Xuelingxian for the three months ended September 30, 2011 because our herbal products were harvested in late September 2011 due to various factors and sold after September 30, 2011, as compared to our earlier harvest of herbal products for the comparable period in 2010, of which some sales were recorded in the same quarter.

Cost of Goods Sold.  Our cost of goods sold increased by $34.7 million, or 140.5%, to $59.4 million for the three months ended September 30, 2011 from $24.7 million for the comparable period in 2010, which was consistent with the increase in our revenue. More specifically:

Pharmaceutical products distribution –The cost of goods sold for this segment was $54.6 million, or 91.9% of our total cost of goods sold, for the three months ended September 30, 2011, compared to $20.1 million, or 81.3% of our total costs of goods sold, for the comparable period in 2010, an increase of $34.5 million, or approximately 171.8%.  The increase was primarily due to the additional cost of goods sold attributed to our newly acquired subsidiaries in 2011, amounting to $22.7 million, as well as our greater sales volume for the three months ended September 30, 2011 compared to the comparable period in 2010, consistent with the increase in our revenue of this segment. The increase in cost of goods sold was also a direct result of the increased purchase prices of TCM pharmaceutical products we had to source for our operations.

TCM processing and distribution – The cost of goods sold for this segment was $4.6 million for the three months ended September 30, 2011, compared to $3.7 million for the comparable period in 2010, an increase of $0.9 million, or approximately 23.7%.  The increase is mainly due to the $2.1 million in cost of sales attributed to the newly acquired Bozhou Xinghe, offset against the reduced sales of herbal products and nil sales of flower tea bags by Xuelingxian.

Herbal cultivation and sales – The cost of goods sold for this segment was $0.2 million for the three months ended September 30, 2011, as compared to $0.9 million for the comparable period in 2010, a decrease of $0.7 million, or approximately 75.8%. The decrease in cost of goods sold was primarily due to the herbal products we sold having lower costs as compared to the herbal products we sold in the comparable period in 2010.  The decrease in cost of goods sold was also a result of the decreased sales by Xuelingxian.

Gross Profit.  Our gross profit increased by $3.7 million, or 62.1%, to $9.6 million for the three months ended September 30, 2011 from $5.9 million for the comparable period in 2010. Our gross profit margin decreased to 13.9% for the three months ended September 30, 2011 from 19.3% for the comparable period in 2010. The decrease is primarily attributable to the lower gross profit margin of our newly-acquired subsidiaries, namely Zibo Global, Tai’an Global, Shandong Huawei and GDGY, which had an average gross profit margin of 6.47%. The decrease in our gross profit margin was also due to the increased costs of the TCM products we sourced and our downward adjustment of our selling prices as a result of competition. The decrease was affected by changes in our sales volume in respect of various types of products as well as a shift in our revenue sources from hospital customers to health clinics and retail drug stores. The gross margin for sales to hospital customers is usually higher than for other customers.

Operating Expenses.  Our operating expenses increased by $0.7 million, or 205.2%, to $1.1 million for the three months ended September 30, 2011 from $0.4 million for the comparable period in 2010. The increase is primarily due to the additional operating expenses attributed to our newly acquired subsidiaries in 2011, amounting to $153,000, as well as the increased advertising, freight cost, rental and employment costs, consistent with the increase in our sales volume and expansion of our business.

General and Administrative.  Our general and administrative expenses decreased by $2.1 million, or 46.6%, to $2.4 million for the three months ended September 30, 2011 from $4.4 million for the comparable period in 2010. The decrease is due to the stock compensation cost of $3.0 million recorded in the third quarter of 2010, offset against the increase of approximately $0.9 million in operating costs for the three months ended September 30, 2011 attributed to our newly acquired subsidiaries in 2011, as well as the higher sales volume and broader scale of operations, and the increase in professional service fees, such as legal, accounting and investor relations as a result of us becoming a public company.

Income from Operations.  As a result of the foregoing, our income from operations increased to $6.1 million for the three months ended September 30, 2011 from $1.1 million for the comparable period in 2010, an increase of $5.0 million, or 449.8%.

Income Taxes.  Our income tax expense increased to $1.6 million for the three months ended September 30, 2011 from $1.2 million for the comparable period in 2010, consistent with the increased revenue as a result of our growth through acquisitions. The effective income tax rate decreased from 106.5% for the three months ended September 30, 2010 to 29.9% for the comparable period in 2011. The decrease was mainly because the nondeductible expenses for income tax purposes were $4.0 million for the three months ended September 30, 2010 as compared to $1.4 million for the comparable period in 2011. The decrease in nondeductible expenses for income tax purposes will lead to a decrease in the effective income tax rate.

Net Income.  Our net income increased by $3.8 million, to $3.7 million, for the three months ended September 30, 2011 from net loss of $72,376 for the comparable period in 2010. The increase in net income was primarily due to the one time expense of the $3.0 million in stock-based compensation, which was recorded as general and administrative expenses in the three months period ended September 30, 2010, which had a significant impact on our net income. The increase in net income was also due to the additional net income of $0.8 million contributed by our newly-acquired subsidiaries in 2011. Our net profit margin increased to 5.4% for the three months ended September 30, 2011 from (0.2)% of net revenues for the comparable period in 2010. . The net income for the three months ended September 30, 2011was negatively impacted by the additional legal fees, accounting fees, and appraisal fees incurred in connection with our acquisitions of Bozhou Xinghe, Pacific Asia and Quantum. The profit margin for the three months ended September 30, 2011 was also negatively impacted by the lower profit margin of our newly-acquired subsidiaries, namely Zibo Global, Tai’an Global, Shandong Huawei and GDGY, which had an average profit margin of 3.0% for the three months ended September 30, 2011

The following table presents certain information derived from our unaudited condensed consolidated financial statements for the nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, (unaudited)
in US $ except percentage	2011		2010		Change
		% of revenue		% of revenue	Amount	%
Revenues, net	$156,167,977	100.0	$90,176,505	100.0	$65,991,472	73.2
Cost of goods sold	131,405,558	84.1	73,622,656	81.6	57,782,902	78.5
Gross profit	24,762,419	15.9	16,553,849	18.4	8,208,570	49.6
Operating expenses	2,447,617	1.6	725,424	0.8	1,722,193	237.4
General and administrative	4,136,902	2.6	6,531,617	7.2	(2,394,715)	(36.7)
Income from operations	18,177,900	11.6	9,296,808	10.3	8,881,092	95.5
Interest (expense) income	(101,100)	(0.1)	21,048	0.0	(122,148)	(580.3)
Miscellaneous (expense)	(48,110)	(0.0)	-	0.0	(48,110)	-
Change in fair value of contingent consideration	(665,708)	(0.4)	-	0.0	(665,708)
Income before income taxes	17,362,982	11.1	9,317,856	10.3	8,045,126	86.3
Provision for income taxes	4,468,365	2.9	3,609,764	4.0	858,601	23.8
Net income	12,894,617	8.3	5,708,092	6.3	7,186,525	126.0
Less: Net loss attributable to non-controlling interest	3,991	0.0	-	0.0	3,991	-
Net income attributable to Global Pharm Holdings Group, Inc.	$12,898,608	8.3	$5,708,092	6.3	$7,190,516	126.0

For the nine months ended September 30 – Revenue (unaudited)
in US $ except percentage	2011		2010		Change
		% of revenue		% of revenue		%
Pharmaceutical products distribution	$134,481,832	86.1	$68,183,762	75.6	$66,298,070	97.2
TCM processing and distribution	16,238,510	10.4	20,646,774	22.9	(4,408,264)	(21.4)
Herbal cultivation and sales	5,447,635	3.5	1,345,969	1.5	4,101,666	304.7
Total	$156,167,977	100.0	$90,176,505	100.0	$65,991,472	73.2

For the nine months ended September 30 - Cost of goods sold (unaudited)
in US $ except percentage	2011		2010		Change
		% of COGS		% of COGS		%
Pharmaceutical products distribution	$114,839,489	87.4	$56,026,658	76.1	$58,812,831	105.0
TCM processing and distribution	13,100,032	10.0	16,693,949	22.7	(3,593,917)	(21.5)
Herbal cultivation and sales	3,466,037	2.6	902,049	1.2	2,563,988	284.2
Total	$131,405,558	100.0	$73,622,656	100.0	$57,782,902	78.5

For the nine months ended September 30 - Net Income (unaudited)
in US $ except percentage	2011		2010		Change
		% of income		% of income		%
Pharmaceutical products distribution	$11,853,480	91.7	$8,131,687	142.5	$3,721,793	45.8
TCM processing and distribution	1,858,191	14.4	2,726,304	47.8	(868,113)	(31.8)
Herbal cultivation and sales	1,705,852	13.2	420,615	7.4	1,285,237	305.6
Corporate	(2,518,915)	(19.3)	(5,570,514)	(97.6)	3,051,599	(54.8)
Total	$12,898,608	$100.0	$5,708,092	100	$7,190,516	126.0

The increase (decrease) in net revenue and net income were accounted for by an increase (decrease) in certain of our segments as indicated below:

 Revenue.   Our net revenue increased by $66.0 million, or 73.2%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The increase in revenue was attributable to our reportable segments as follows:

Pharmaceutical products distribution –The contribution from our pharmaceutical products distribution segment was $134.5 million, or 86.1% of our total net revenues, for the nine months ended September 30, 2011, compared to $68.2 million, or 75.6% of our total net revenues, for the comparable period in 2010. The net revenue increased $66.3 million, or approximately 97.2%, for the nine months ended September 30, 2011, as compared to the comparable period in 2010.  The increase was primarily due to the additional revenue contributed by our newly acquired subsidiaries in 2011, amounting to $25.1 million, and the increased sales of $35.2 million and $6.0 million by Shandong Global and Tongdetang, respectively, due to a series of marketing activities to promote sales, a broader product portfolio offered to customers, and improved efficiency in fulfilling sales orders.

TCM processing and distribution –Revenue from this segment was $16.2 million for the nine months ended September 30, 2011, compared to $20.6 million for the comparable period in 2010, a decrease of $4.4 million, or approximately 21.4%.  The decrease is mainly due to the decrease in Xuelingxian’s revenue from its TCM processing and distribution operations, amounting to $3.2 million, offset against the $2.5 million in additional revenue from Bozhou Xinghe. Our flower tea bags operations have been suspended since April 25, 2011, as such, we had nil revenue from this business, as compared to sales of $3.7 million for the nine months ended September 30, 2010.  Subsequent to September 30, 2011, any future results of operations in respect of our flower tea bag business in the event we decided to resume operations, will be consolidated into our TCM processing and distribution segment.

Herbal cultivation and sales – Revenue from our herbal cultivation and sales segment was $5.4 million for the nine months ended September 30, 2011 as compared to $1.3 million for the nine months ended September 30, 2010, an increase of approximately $4.1 million, or 304.7%. The increase was mainly due to sales of our entire remaining inventory of herbal products harvested during 2010 in the first quarter of 2011, amounting to $4.7 million.

Cost of Goods Sold.  Our cost of goods sold increased by $57.8 million, or 78.5%, to $131.4 million for the nine months ended September 30, 2011 from $73.6 million for the comparable period in 2010, which was consistent with the increase in our revenue. More specifically:

Pharmaceutical products distribution – The cost of goods sold for this segment was $114.8 million, or 87.4% of our total cost of goods sold, for the nine months ended September 30, 2011, compared to $56.0 million, or 76.1% of our total costs of goods sold, for the comparable period in 2010, an increase of $58.8 million, or approximately 105.0%.  The increase was primarily due to the additional cost of goods sold attributed to our newly acquired subsidiaries in 2011, amounting to $23.9 million, and the increased cost of goods sold by Shandong Global due to its increased sales for the same period, amounting to $29.3 million, as well as our greater sales volume for the nine months ended September 30, 2011 compared to the comparable period in 2010, consistent with the increase in our revenue for this segment. The increase in cost of goods sold was also a direct result of the increased purchase prices of TCM pharmaceutical products we had to source for our operations.

TCM processing and distribution – The cost of goods sold for this segment was $13.1 million for the nine months ended September 30, 2011, compared to $16.7 million for the comparable period in 2010, a decrease of $3.6 million, or approximately 21.5%.  The decrease is due to the decreased cost of goods sold of $5.6 million by Xuelingxian due to its decreased sales of $5.9 million, offset against the $2.1 million in cost of goods sold attributed to the newly acquired Bozhou Xinghe.

Herbal cultivation and sales – The cost of goods sold for this segment was $3.5 million for the nine months ended September 30, 2011, as compared to $0.9 million for the comparable period in 2010, an increase of $2.6 million, or approximately 284.2%. The increase of cost of goods sold is a result of the increased sales by Xuelingxian in the nine months ended September 30, 2011 and lower costs of herbal products we sold in 2011 as compared to those we sold in the previous year.

Gross Profit.  Our gross profit increased by $8.2 million, or 49.6%, to $24.8 million for the nine months ended September 30, 2011 from $16.6 million for the comparable period in 2010. Our gross profit margin decreased to 15.9% for the nine months ended September 30, 2011 from 18.4% for the comparable period in 2010. The decrease is primarily attributable to the lower gross profit margin of our newly-acquired subsidiaries, namely Zibo Global, Tai’an Global, Shandong Huawei, and GDGY, which had an average gross profit margin of 5.9%. The decrease in our gross profit margin was also due to the increased costs of the TCM products we sourced and our downward adjustment of our selling prices as a result of competition. The decrease was affected by changes in our sales volume in respect of various types of products as well as a shift in our revenue sources from hospital customers to health clinic and retail drug stores. The gross margin for sales to hospital customers is usually higher than for other customers.

Operating Expenses.  Our operating expenses increased by $1.7 million, or 237.4%, to $2.4 million for the nine months ended September 30, 2011 from $0.7 million for the comparable period in 2010. The increase is primarily due to the additional operating expenses attributed by our newly acquired subsidiaries, amounting to $354,000, as well as the increased advertising, freight cost and employment costs, consistent with the increase in our sales volume and expansion of our business.

General and Administrative.  Our general and administrative expenses decreased by $2.4 million, or 36.7%, to $4.1 million for the nine months ended September 30, 2011 from $6.5 million for the comparable period in 2010. The decrease is due to the stock compensation cost of $4.5 million booked for the nine months ended September 30, 2010, offsetting against the increase of approximately $1.7 million in operating costs in the nine months ended September 30, 2011 as a result of the additional expenses attributed to our newly-acquired subsidiaries, as well as the greater sales volume and broader scale of operations, and the increase in professional service fees, such as legal, accounting and investor relations as a result of us becoming a public company.

Income from Operations.  As a result of the foregoing, our income from operations increased to $18.2 million for the nine months ended September 30, 2011 from $9.3 million for the comparable period in 2010, an increase of $8.9 million, or 95.5%.

Income Taxes.  Our income tax expense increased to $4.5 million for the nine months ended September 30, 2011 from $3.6 million for the comparable period in 2010, consistent with the increased revenue as a result of our growth through acquisitions. The effective income tax rate decreased from 38.7% for the nine months ended September 30, 2010 to 25.7% for the comparable period in 2011. The decrease was mainly because the nondeductible expenses for income tax purposes were $5.6 million for the nine months ended September 30, 2010 as compared to $2.2 million for the comparable period in 2011. The decrease in nondeductible expenses for income taxes purpose will lead to a decrease in the effective income tax rate.

Net Income.  Our net income increased by $7.2 million, to $12.9 million, for the nine months ended September 30, 2011 from $5.7 million for the comparable period in 2010. Our net profit margin increased to 8.3% for the nine months ended September 30, 2011 from 6.3% for the comparable period in 2010. The slight increase in profit margin was primarily due to the one-time expense of the $4.5 million in stock-based compensation, which was recorded as general and administrative expenses and had significant impact on the net income. The net income for the nine months ended September 30, 2011 was negatively impacted by the additional legal fees, accounting fees, and appraisal fees incurred in connection with our acquisitions of Zibo Global, Tai’an Global, Bozhou Xinghe, Pacific Asia and Quantum. Our profit margin for the nine months ended September 30, 2011was also negatively impacted by the lower profit margin of our newly-acquired subsidiaries, namely Zibo Global, Tai’an Global, Shandong Huawei, and GDGY, which had an average profit margin of 2.6% for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow information for the periods indicated:

For the nine months ended September 30, (unaudited)
in US $ except percentage	2011	2010	Change
				%
Net cash provided by operating activities	$6,032,523	$3,200,226	$2,832,297	88.5
Net cash used in investing activities	(946,346)	(22,044)	(924,302)	4,193.0
Net cash provided by (used in) financing activities	9,036,686	(2,948,570)	11,985,256	(406.5)
Net increase in cash	14,122,863	229,612	13,893,251	6,050.8
Cash and cash equivalents at the end of the period	$18,570,246	$7,830,291	$10,739,955	137.2

Our net working capital was $31.9 million as of September 30, 2011, an increase of $14.5 million, or 83.3%, from $17.4 million as of December 31, 2010.  Our cash and liquidity needs are funded primarily by cash generated from operations. We believe that the funds and cash generated from operations available to us are adequate to meet our operating needs for the remainder of 2011.

For the nine months ended September 30, 2011, cash and cash equivalent increased by $14.3 million, as compared to December 31, 2010, primarily attributable to various factors, including:

Net cash provided by operating activities

            For the nine months ended September 30, 2011, cash generated from operating activities was $6.0 million, having significant variance as compared to the $3.2 million generated for the comparable period in 2010. The net income for the nine months ended September 30, 2011 was $12.9 million, an increase of $7.2 million from $5.7 million for the comparable period in 2010. In addition to net income, the cash generated from operating activities was the net effect of the increase in accounts receivables of approximately $6.2 million, the increase in inventories of $7.4 million, the increase of restricted cash and other current assets of $5.1 million, the increase in accounts payable and accruals of $5.1 million, and the increase in amounts due to related parties of $5.3 million.

Net cash used in investing activities

Cash used in investing activities was $1.0 million for the nine months ended September 30, 2011 as compared to $0.02 million cash used for the same period in 2010, primarily as a result of increased expenditures relating to acquisitions of new businesses and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2011, as compared to $2.9 million used for the comparable period in 2010. The cash provided in financing activities for the nine months ended September 30, 2011 was due to our repayment of loans of $2.6 million and proceeds received from our convertible bonds financing of $10.0 million.

Capital Resources

The outstanding balances of the short-term loans we obtained from Shandong Qilu Bank and Construction Bank of China in 2010 were fully paid in January 2011 and May 2011.

As of September 30, 2011, we had six outstanding short-term loan and two outstanding long term loans obtained for our general working capital purposes as follows:

Short-term loans

●
Loan obtained on December 30, 2010 with Shandong Qilu Bank. The outstanding amount is $469,102, as of September 30, 2011, which is due on December 30, 2011.  The loan bears an annual interest of 6.972%, payable on a monthly basis. The loan is secured by a pledge on our inventory worth RMB 6 million or $938,204, the terms of which are similar to that of the loan. Shandong Qilu Bank has authorized Shandong Woerde Guarantee Company to monitor the pledged inventories;

●
Loan obtained on May 13, 2011 with Agricultural Development Bank of China. The outstanding amount is $938,204, which is due on May 11, 2012. The loan bears an annual interest of 6.31%, payable on a monthly basis. The loan is secured by a guarantee given by two of our shareholders and a mortgage on one of our properties, valued at $3,587,253;

●
On December 30, 2010, the Company entered into a credit agreement with Shandong Qilu Bank for a loan in the principal amount of $469,102, which is secured by a pledge by the Company of its inventory, valued at $938,204. Shandong Qilu Bank has authorized a third party to monitor the pledged inventory.

●
Two loans incurred on July 4, 2011 with Minsheng Bank as part of the acquisition of Bozhou Xinghe. The outstanding amounts are $977,295, and $273,643, respectively, which are due on May 12, 2012. The loans bear an annual interest of 8.2%, payable on a monthly basis. The loans are secured by a pledge given by one of the former shareholders of our subsidiary, Bozhou Xinghe, to maintain a bank deposit balance of not more than $250,188 with Minsheng Bank

●
Loan incurred on June 4, 2011 with Agricultural Development Bank of China as part of the acquisition of Bozhou Xinghe. The outstanding amount is $781,836, which is due on May 22, 2012. The loan bears an annual interest of 6.31%, payable on a monthly basis. The loan is secured by a guarantee given by two  of the former shareholders of our subsidiary, Bozhou Xinghe;

●
Loan incurred on July 4, 2011 with Agricultural Development Bank of China as part of the acquisition of Bozhou Xinghe. The outstanding amount is $625,469, which is due on June 8, 2012. The loan bears an annual interest of 6.31%, payable on a monthly basis. The loan is secured by a guarantee given by two of the former shareholders of our subsidiary, Bozhou Xinghe;

●
Loan incurred on July 4, 2010 with Agricultural Development Bank of China as part of the acquisition of Bozhou Xinghe. The outstanding amount is $938,204, which is due on August 13, 2012. The loan bears an annual interest of 5.4%, payable on a monthly basis. The loan is secured by a guarantee given by one of the former shareholders of our subsidiary, Bozhou Xinghe. As of September 30, 2011, the Company had repaid an amount of $625,470 on this loan.

Long-term loan

•
Loan obtained on May 26, 2010 with Agricultural Development Bank of China. The outstanding amount is $1,563,673, of which 60% is due on July 30, 2013 and the remaining 40% is due on July 30, 2014. The loan bears an annual interest rate of 5.76%, payable on a monthly basis. The loan is secured by a guarantee given by one of our shareholders.

 Intercompany Loan

•
On September 30, 2011, we have made an unsecured interest free loan to our subsidiary, Wisdom Fortune, in the principal amount of $9,749,998, the sum of which will be reduced as such proceeds are used for our Group’s business. There is no specific due date for this loan and Wisdom Fortune will repay the principal amount of the loan when it has the financial means to make any such repayment, and provided the repayment will not have a negative impact on its business. On October 20, 2011, in connection with our issuance of redeemable convertible bonds to Blazer Delight Limited, an investment company, we have assigned our rights and interest in this loan to Blazer Delight Limited pursuant to an assignment agreement.

Working Capital Requirements

Historically, cash generated from operations have been sufficient to meet our general cash needs. We believe that we will be able to continue to generate revenue from our operations, which will provide the necessary cash flow to meet anticipated working capital requirements. However, our actual short- and long-term working capital requirements will depend upon numerous factors, including operating results, competition, the opportunity to acquire or start up new businesses and the availability of credit facilities, none of which can be predicted with certainty. Due to our rapid growth and expansion, our need for additional capital may increase and our management will seek to raise capital for the maintenance and expansion of our operations through the issuance of debt or equity, if necessary.

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

Accounts Receivable

We records accounts receivable, net of an allowance for doubtful accounts, if any. We maintain allowances for doubtful accounts for estimated losses. We review the accounts receivable on a quarterly basis and make general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, customer's historical payment history, our current creditworthiness and current economic trends. The amount of the provision, if any, is recognized in the unaudited condensed consolidated statement of income within "General and administrative." Accounts are written off after exhaustive efforts at collection. As of September 30, 2011 and December 31, 2010, all of the trade receivable balances were aged less than one year, except for $375,000 in accounts receivable assumed as part of our acquisition of Quantum in August 2011. Management valued the possibility in collecting such accounts receivable and concluded that those receivables are collectible since we still maintain good business relationships with the relevant customers after the acquisition. Therefore, management concluded that no allowance for uncollectible amounts was required.

Purchase Accounting and Business Combinations

We account for our business combinations using the purchase method of accounting which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable. The excess of cost of an acquired entity over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.

The valuation and allocation process relies on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when we receive updated information, including appraisals and other analyses, which are completed within one year of the acquisition. Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

Income Taxes

We are subject to income taxes, primarily in the PRC. We believe we have adequately provided for all taxes due but amounts asserted by tax authorities could be greater or less than the amounts we have accrued. We have concluded all PRC corporate income tax matters for the nine months ended September 30, 2011 and do not anticipate adjustments as a result of any tax audits within the next 12 months.

Segments

Segments are defined as components of our business for which separate financial information is available that is evaluated by our chief operating decision-maker (our CEO) in deciding how to allocate resources and assess performance. We presently have three operating segments, consisting of (i) pharmaceutical products distribution, (ii) TCM processing and distribution and (iii) herbal cultivation and sales. Currently, we do not have intersegment sales. On April 25, 2011, we decided to suspend our flower tea bags and sales operations. This was because the relevant land on which Xuelingxian is situated was to be expropriated which resulted in the lease of our factory buildings not being renewed. In September 2011, we decided that in the event we resume our flower tea bag business, our operations in respect of this segment will be integrated into our TCM processing and distribution segment since both segments are similar in operations and management.

Off-Balance Sheet Arrangements

We did not have any outstanding off-balance sheet guarantees, interest rate swap transactions, foreign currency and commodity forward contracts or other off-balance sheet arrangements. We do not engage in trading activities involving non-exchange traded contracts. In our ongoing business, we do not enter into transactions involving, or otherwise form relationships with, unconsolidated entities or financial partnerships that are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

During and subsequent to the reporting period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures that were in effect at the end of the period covered by this report. Disclosure controls and procedures is defined under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as those controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation and as discussed below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures that were in effect on September 30, 2011 were not effective, as, due to limitations in the capacity of our accounting resources to identify and react in a timely manner to non-routine and complex transactions, an accounting classification error resulting from contingent consideration associated with ordinary shares issued in connection with the Quantum and Pacific Asia acquisitions was not properly detected, resulting in an understatement of liabilities and failure to record the associated charge to earnings. Therefore, we were not able to effectively identify all necessary and appropriate disclosures and to effectively capture all financial data for the purposes of preparing our financial statements in accordance with U.S. GAAP.

Management’s Remediation Initiatives

In addition to the material weakness cited above, in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) filed with the SEC on April 13, 2011, the following material weakness in our internal control over financial reporting was identified as of December 31, 2010:

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

Subsequent to the year ended December 31, 2010, following the identification of the material weakness, our management established financial reporting policies and procedures to facilitate the effective identification and capture of complex and significant transactions.

In response to the above-identified material weaknesses and to strengthen our internal control over financial reporting, we have taken the following remediation initiatives:

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

•	hired additional audit and finance personnel with experience in and knowledge of SEC reporting obligations and accounting requirements associated with U.S. public companies.

•
provided training to our management, heads of each department, our finance team and other relevant personnel of the Company in July 2011 on the U.S. GAAP accounting guidance applicable to the Company’s financial statements and internal controls over financial reporting and disclosure controls and procedures adopted by our Company.

In addition, going forward, in order to address any potential material weaknesses in our internal controls over financial reporting, we plan to take the following further measures:

•
engage a third party internal control consultant to conduct a review of our procedures in place and suggest improvements in our internal controls over financial reporting and disclosure controls and procedures.

•
engage a financial expert consultant with “Big Four” accounting firm experience to assist management in reviewing and evaluating our financial and accounting treatment of complex and non-routine transactions (including material acquisitions) on an as-needed basis.

•
arrange for our key financial personnel, including our Chief Financial Officer and head of our finance department, to attend on-site training programs on SEC reporting and disclosure requirements, U.S. GAAP standards and internal control over financial reporting for U.S. public companies.

As of September 30, 2011, the Company continued to reassess its internal controls and procedures on an ongoing basis.

Changes in Internal Control over Financial Reporting

We will continue to monitor the effectiveness of the foregoing remediation measures and make any changes that our management deems appropriate. Other than as disclosed above, there was no change in our internal control over financial reporting during the period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no material legal proceeding pending against us.

Item 1A. Risk Factors

There have not been any material changes to the Company’s risk factors from our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 13, 2011, except as follows:

 We may experience difficulty in managing our acquisitions and future growth.

We have grown significantly in recent years with our net revenues increasing from $86.8 million in 2009 to $140.3 million in 2010, representing a compound annual growth rate, or CAGR, of 61.6% during that period. We anticipate that we will continue to grow through organic growth and selective acquisitions. Managing our acquisitions and growth has resulted in, and will continue to result in, substantial demands on our management, operational and other resources. To manage the potential growth of our operations, we will be required to, among other things:

☐	control operating expenses and achieve a high level of efficiency;
☐	enhance our information technology systems, including installing compatible warehouse management and team management systems;
☐	strengthen our operational financial and management systems, procedures and controls;
☐	maintain and expand our relationships with suppliers, hospitals, distributors, retail pharmacies and other third parties;
☐	control procurement costs and optimize product and service offerings and prices;
☐	increase marketing, sales and sales support activities; and
☐	expand, train and manage our growing personnel resources.

Our current and planned operations, personnel, systems, internal procedures and controls may not be adequate to support our future growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Recently, the addition of GDGY has given us access to the pharmaceutical retail market. We have also gained a critical production capability through our acquisition of Bozhou Xinghe. In the future, although we may also acquire businesses in certain areas, our experience and expertise in such areas may not be as strong as our experience and expertise in distributing pharmaceutical and healthcare products, or we may not possess a track record in such areas. For example, prior to our acquisition of GDGY, we did not previously operate in the pharmaceutical retail market.

Furthermore, we did not previously have business operations in the province of Guangdong. We are unfamiliar with local business practices in this region and we may face difficulties navigating local regulatory schemes, maintaining a local management team, facing challenges from local competitors and finding sufficiently qualified technical personnel in the area. We may face logistical issues with respect to the expansion of our operations in Guangdong and related to any necessary government approvals and permits. We also may have difficulty attracting and retaining qualified staff in this region. We may also face other unexpected difficulties in conducting our business that we do not face in areas where we had conducted businesses before we acquired GDGY.

Our limited operating history in the sales of Chinese herbal medicine may not serve as an adequate basis to judge our future prospects and results of operations.

Our TCM processing and sales business has expanded to include the sales of Chinese herbal medicine with our acquisition of our subsidiary, Bozhou Xinghe on July 4, 2011. Bozhou Xinghe was established in April 2009 but did not commenced operations after it obtained a Good Manufacturing Practice, or GMP, certificate in July 2011. Its limited operating history in processing and sales of Chinese herbal medicine may not provide a meaningful basis for evaluating its business. Although we acquired Bozhou Xinghe for its potential in creating a new profitable source of revenue for us, we cannot assure you that we will be successful in developing this new business segment, failing which we may incur net losses in the future.  We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support its expansion;

•	maintain or protect our intellectual property;

•	maintain its proprietary technology;

•	expand its product offerings and maintain the quality of its products;

•	manage its expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of its expenses allowing it to realize anticipated revenue growth;

•	implement its product development, marketing and sales strategies and adapt and modify them as needed;

•	integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the Chinese herbal medicines industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are unable to address any or all of the foregoing risks, our business, prospects and results of operations may be materially and adversely affected.

We do not directly own any equity interest in GDGY, and we depend upon the contractual arrangements between our subsidiary, Hairui Xiexin and GDGY, to control and derive economical benefits therefrom, which may not be as effective as direct ownership.

We do not directly own any equity interest in our indirect subsidiary, GDGY. On July 11, 2011, our wholly owned subsidiary, Hairui Xiexin entered into a series of contractual arrangements with GDGY and the shareholders of GDGY, pursuant to which Hairui Xiexin will act as the management company and operation trustee for GDGY, while GDGY conducts the principal operations of the business. The contractual agreements effectively transferred the economic benefits of GDGY’s business to Hairui Xiexin, and Hairui Xiexin assumed effectively control and management of GDGY. These contractual arrangements may not be as effective in providing us with control over GDGY as direct ownership.

The contractual arrangements are governed by PRC laws and provides for the resolution of disputes through arbitration proceedings pursuant to PRC laws.  Accordingly, the contractual arrangements will be interpreted in accordance with PRC laws.  If GDGY or its shareholders fail to perform the obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies.  The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have not been any unregistered sales of equity securities since our Current Reports on Form 8-K filed with the SEC on September 23, 2011 and October 26, 2011, respectively. The disclosure set forth under Item 3.02 in both Current Reports on Form 8-K is incorporated by reference into this Item 2.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Loan Agreement of Current Assets, dated May 13, 2011, by and between Bozhou Xinghe and Bozhou Branch of Agricultural Development Bank of China
10.2	Loan Agreement of Current Assets, dated May 23, 2011, by and between Bozhou Xinghe and Bozhou Branch of Agricultural Development Bank of China
10.3	Loan Agreement of Current Assets, dated June 9, 2011, by and between Bozhou Xinghe and Bozhou Branch of Agricultural Development Bank of China
10.4	Loan Agreement of Fixed Assets, dated May 26, 2010, by and between Bozhou Xinghe and Bozhou Branch of Agricultural Development Bank of China
10.5	Loan Agreement of Fixed Assets, dated June 2, 2010, by and between Bozhou Xinghe and Bozhou Branch of Agricultural Development Bank of China
10.6	Loan Agreement, dated May 13, 2011, by and between Bozhou Xinghe and Hefei Branch of China Minsheng Banking Corp., Ltd.
10.7	Loan Agreement, dated May 2011, by and between Bozhou Xinghe and Hefei Branch of China Minsheng Banking Corp., Ltd.
10.8	Lease Contract, dated July 1, 2011, by and between Shandong Huawei and Weifang Lishengyuan Pharmaceutical Franchises Co., Ltd.
10.9	Lease Contract, dated July 3, 2011, by and between Zibo Global Pharm and Shandong Yulin Warehousing Co., Ltd.
10.10	Lease Contract, dated December 1, 2010, by and between Shandong Huawei and Civil Air Defense Office of Weifang City
10.11	Lease Contract, dated July 1, 2011, by and between Shandong Huawei, Weifang Lishengyuan Pharmaceutical Franchises Co., Ltd. and Civil Air Defense Office of Weifang City
10.11A	Supplementary Agreement, dated September 30, 2011, by and between Shandong Huawei and Weifang Lishengyuan Pharmaceutical Franchises Co., Ltd.
10.12	Lease Contract, dated July 15, 2011, by and between Guangdong Guo Yao and Guangzhou Juli Stationery Co., Ltd.
10.13	Purchase Agreement, dated January 1, 2011, by and between Shandong Huawei and Beijing Tong Ren Tang Technologies (Operational Branch) Co. Ltd.
10.14	Purchase Agreement, dated January 1, 2011, by and between Shandong Huawei and Beijing Tong Ren Tang Technologies (Branch of New Products) Co. Ltd.
10.15	Purchase Agreement, dated January 2011, by and between Shandong Huawei and Shandong Jointown Pharmaceutical Co., Ltd.
10.16	Purchase Agreement, dated January 1, 2011, by and between Shandong Huawei and Branch of Beijing Tong Ren Tang Co., Ltd.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended *
31.3	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
31.4	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PHARM HOLDINGS GROUP, INC.

Date: November 21, 2011	/s/ Yunlu Yin
Yunlu Yin
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 21, 2011	/s/ An Fu
An Fu
Chief Financial Officer
(Principal Financial Officer)